Form 10-Q
period 1993-11-30
HEILIG MEYERS CO
filed 1994-01-13
CIK 46601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1993

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commision file number                   #1-8484

                     Heilig-Meyers Company
     (Exact name of registrant as specified in its charter)

  Virginia                                     54-0558861
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization                Identification No.)

2235 Staples Mill Road, Richmond, Virginia        23230
(Address of principal executive offices)       (Zip Code)

                  (804) 359-9171
     (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 13, 1994.

          48,399,490 shares of Common Stock, $2.00 par value.

                           HEILIG-MEYERS COMPANY
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Statements of Earnings for
          Three Months and Nine Months Ended
          November 30, 1993 and November 30, 1992 (Unaudited) . . . .3

          Consolidated Balance Sheets As of
          November 30, 1993 and February 28, 1993 (Unaudited) . . . .4

          Consolidated Statements of Cash Flows for
          Nine Months Ended November 30, 1993 and
          November 30, 1992 (Unaudited) . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements (Unaudited). . .6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .8

PART II.  OTHER INFORMATION

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K
          a.  Exhibits - see Index to Exhibits. . . . . . . . . . . 16
          b.  There were no reports on Form 8-K filed
              during the quarter ended November 30, 1993.

                           HEILIG-MEYERS COMPANY
                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)
                                (Unaudited)


                                   Three Months Ended   Nine Months Ended
                                      November 30,         November 30,
                                     1993      1992       1993     1992

Revenues:
     Sales                         $194,364  $144,104   $521,967  $397,683
     Other income                    36,035    27,608     99,886    77,452
       Total revenues               230,399   171,712    621,853   475,135

Costs and Expenses:
     Costs of sales                 121,523    91,087    329,340   253,012
     Selling, general and
       administrative                69,272    52,776    186,648   143,874
     Interest                         6,032     6,035     17,912    16,963
     Provision for doubtful
       accounts                       8,747     6,339     23,005    17,370
       Total costs and expenses     205,574   156,237    556,905   431,219

Earnings before provision for
     income taxes                    24,825    15,475     64,948    43,916

Provision for income taxes            8,962     5,556     24,207    15,500

Net earnings                       $ 15,863  $  9,919   $ 40,741  $ 28,416


Net earnings per share of common
  stock:
     Primary                          $0.32     $0.22      $0.84     $0.63
     Fully diluted                    $0.32     $0.22      $0.83     $0.62


Cash dividends per share of
     common stock                     $0.05     $0.04      $0.15     $0.12



See notes to consolidated financial statements.

                           HEILIG-MEYERS COMPANY
                        CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except par value data)
                                (Unaudited)



                                           November 30,     February 28,
                                              1993              1993

ASSETS

Current assets:
     Cash                                   $  3,072          $  3,868
     Accounts receivable, net                514,855           397,974
     Other receivables                        12,235            14,363
     Inventories                             168,070           131,889
     Other                                    18,814            18,483
        Total current assets                 717,046           566,577

Property and equipment, net                  146,124           126,611
Other assets                                  83,429            73,297

                                            $946,599          $766,485


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                          $153,700          $113,400
     Long-term debt due within
        one year                              49,743            49,771
     Accounts payable                         60,813            50,666
     Accrued expenses                         36,286            29,944
        Total current liabilities            300,542           243,781

Long-term debt                               184,863           176,353
Deferred income taxes                         44,735            40,796

Commitments                                      ---               ---

Stockholders' equity:
     Preferred stock, $10 par value              ---               ---
     Common stock, $2 par value               96,128            59,296
     Capital in excess of par value          114,182            73,969
     Retained earnings                       206,149           172,290
          Total stockholders' equity         416,459           305,555

                                            $946,599          $766,485




See notes to consolidated financial statements.
                           HEILIG-MEYERS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)



                                                      Nine Months Ended
                                                         November 30,
                                                     1993          1992

Cash flows from operating activities:
   Net earnings                                    $ 40,741       $ 28,416
   Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 15,014         11,912
       Provision for doubtful accounts               23,005         17,371
       Other, net                                      (179)          (188)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
           Accounts receivable                     (141,784)       (74,377)
           Other receivables                          2,128          1,073
           Inventories                              (31,412)       (15,432)
           Prepaid expenses                          (1,519)        (1,469)
           Accounts payable                          10,147          5,473
           Accrued expenses                          10,266          2,427
             Net cash used by operating
               activities                           (73,593)       (24,794)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                (14,947)       (24,577)
  Additions to property and equipment               (29,852)       (18,669)
  Disposals of property and equipment                 1,295          4,963
  Miscellaneous investments                          (2,775)        (2,983)
             Net cash used by investing
               activities                           (46,279)       (41,266)

Cash flows from financing activities:
  Issuance of common stock                           77,176          6,249
  Increase(decrease) in notes payable, net           40,300         (5,600)
  Proceeds from long-term debt                       30,000         85,000
  Payments of long-term debt                        (21,518)       (13,314)
  Dividends paid                                     (6,882)        (5,274)
            Net cash provided by financing
              activities                            119,076         67,061

Net increase (decrease) in cash                        (796)         1,001
Cash at beginning of period                           3,868          2,813
Cash at end of period                             $   3,072       $  3,814


See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the February 28, 1993 Annual Report to Stockholders and other current year 10-Q filings. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Details in the notes have not changed except as described in the following paragraphs.

     B. On October 13, 1993, the Board of Directors declared a cash dividend of $0.05 per share which was paid on November 20, 1993, to stockholders of record on October 27, 1993.

     C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $32,515,000 and $20,781,000 and unearned finance income was $56,603,000 and $37,648,000 at November 30, 1993, and February 28, 1993, respectively.

     D. The Company made income tax payments of $20,286,000 and $9,647,000 during the nine months ended November 30, 1993, and November 30, 1992, respectively.

     E. The Company made interest payments of $16,090,000 and $14,597,000 during the nine months ended November 30, 1993, and November 30, 1992, respectively.

     F. Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Accordingly, the financial statements for all periods presented have been restated. There was no material impact on net earnings in either the current or prior year resulting from the implementation of SFAS 109.

     G. Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The implementation of SFAS 106 had no effect on net earnings in the current year or the prior year.

     H. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") was signed into law. The Budget Act increases the corporate tax rate to 35.0% from 34.0% retroactive to January 1, 1993. The Company was required to adjust its deferred income tax balances to reflect the higher tax rate and recognize the effects of this adjustment during the second quarter. As a result, the Company's effective tax rate for the second quarter rose to 40.6% as compared to 34.6% last year and the effective tax rate for the third quarter rose to 36.1% as compared to 35.9% last year.

     I. On June 17, 1993, the Company's Board of Directors approved a three-for-two common stock split which was effected in the form of a stock dividend. Stockholders of record of common stock at the close of business on July 14, 1993, were entitled to participate in the stock split. As a result of the split, each common stockholder received one additional share of the Company's common stock for each two shares they held as of July 14, 1993.
Par value remained at $2 per share. All current year and prior year per share information presented has been restated for the stock split.

     J. Effective January 1, 1994, the Company purchased certain assets of McMahan's Furniture Company ("McMahan's") of Carlsbad, California. McMahan's operates 92 furniture stores in California, Arizona, New Mexico, Texas, Nevada and Colorado. The purchase price, net of accounts receivable and real estate, was approximately $55 million. Accounts receivable of approximately $100 million were securitized and purchased by an unaffiliated party. Heilig-Meyers will act as servicer for these accounts. Management expects that the real estate associated with 70 stores owned by McMahan's entities will be purchased by an unaffiliated entity for approximately $57 million and leased to Heilig-Meyers. Heilig-Meyers has entered into an interim lease for these stores pending the closing of this real estate transaction, scheduled for later in January 1994, and has assumed the leases on the remaining store properties.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months and Nine Months Ended November 30, 1993 Compared To Three Months and Nine Months Ended November 30, 1992

     Net earnings rose 59.9% to $15,863,000 for the quarter ended November 30, 1993 from $9,919,000 in the prior year. Primary and fully diluted earnings per share were $.32 compared to $.22 for the quarter ended November 30, 1992. For the nine months ended November 30, 1993, net earnings increased by 43.4% to $40,741,000 from $28,416,000 in the prior year. Fully diluted earnings per share for the current year were $.83 compared to $.62 for the prior year.

Sales and Revenues
     Sales for the quarter ended November 30, 1993 increased 34.9% to $194.4 million from $144.1 million in 1992. Sales in stores which were open during the comparable period in the prior year accounted for 14.9% of this increase with new store sales contributing the balance. For the nine-month period ended November 30, 1993, sales increased 31.3% to $522.0 million from $397.7 million in the prior year with sales in comparable stores increasing 13.3%. Management primarily attributes these increases to improved merchandise offerings and presentation and better customer targeting through its direct marketing program. The overall economic improvement reflected by increased consumer spending during the early weeks of the Christmas selling season also contributed to the quarter's increases.

     Other income decreased as a percentage of sales for both the three-month and nine-month periods ended November 30, 1993. Finance income, the major component of other income, decreased as a percentage of sales due to the accelerated sales growth rate and the associated delay in the recognition of the finance income which is earned over the average contract life.

Costs and Expenses
     Costs of sales for the quarter ended November 30, 1993 decreased to 62.5% of sales compared to 63.2% in the prior year. For the nine-month period, costs of sales were 63.1% of sales compared to 63.6% in the prior year. Gross margins improved during both the three and nine-month periods due to improved merchandise buying and less promotional pricing. Both occupancy and delivery costs improved as a percentage of sales due to the higher sales volume.

     Selling, general and administrative expense decreased as a percentage of sales during the quarter to 35.6% from 36.6% in the prior year. For the nine months ended November 30, 1993, selling, general and administrative expense decreased to 35.8% from 36.2%. Advertising costs and certain fixed selling and administrative expenses were significantly improved as a percentage of sales due to the increase in sales volume during the third quarter. Store salaries expense, which had increased as a percentage of sales during the first half of this fiscal year due to higher store incentive bonuses, also decreased as a percentage of sales during the third quarter due to the higher sales volume.

     Interest expense was unchanged in terms of dollars for the quarter at $6.0 million compared to the prior year. As a percentage of sales, interest expense decreased to 3.1% from 4.2%. Weighted average long-term rates for the quarter decreased from 9.1% to 8.8% for the current year and short-term rates decreased from 3.6% to 3.5%. Higher average short-term debt levels offset the effects of the decreased rates for the quarter. For the nine months ended November 30, 1993, interest expense was $17.9 million or 3.4% of sales compared to $17.0 million or 4.3% of sales in the prior year. Weighted average long-term rates for the nine months decreased from 9.3% to 9.0% and short-term rates decreased from 4.2% to 3.5%. In May 1993, the Company completed a common stock offering of 2.3 million shares. The proceeds of $74.5 million were used to reduce indebtedness. Despite higher debt levels, the Company expects interest expense to be lower in the fourth quarter, as a percentage of sales, than in the prior year due to the higher sales volume and reduced interest rates.

     The provision for doubtful accounts increased slightly as a percentage of sales to 4.5% from 4.4% for the quarter ended November 30, 1992. For the nine months ended November 30, 1993, the provision for doubtful accounts was constant as a percentage of sales at 4.4%. The reserve required by a growing accounts receivable base increased during the third quarter but was offset on a year-to-date basis by lower repossession losses and decreased bankruptcy losses. Management believes that the allowance for doubtful accounts of $32.5 million at November 30, 1993, is adequate.

Provision For Income Taxes and Net Earnings
     Income taxes were accrued at 37.3% for the current nine months compared to 35.3% in the prior year. On August 10, 1993, the Omnibus Reconciliation Act of 1993 (the "Budget Act") was signed into law. The Budget Act includes an increase in the corporate tax rate to 35.0% from 34.0% retroactive to January 1, 1993. The Company was required to adjust its deferred income tax balance to reflect the higher tax rate and recognize the effects of this adjustment during the second quarter. As a result, the tax rate for the second quarter was 40.6% compared to 34.6% last year. The third quarter tax rate was 36.1% compared to 35.9% last year and the Company anticipates an effective tax rate of approximately 36.1% in the remaining quarter of the fiscal year.

     As a percentage of sales, net earnings for the quarter and nine months ended November 30, 1993 increased significantly over the prior year due primarily to lower costs of sales, lower selling and administrative expenses and reduced interest expense.

Liquidity and Capital Resources
     The Company decreased its cash position $796,000 to $3,072,000 at November 30, 1993 from $3,868,000 at February 28, 1993, compared to an increase of $1,001,000 in the comparable period a year ago.

     Net cash used by the Company's operating activities was $73.6 million, compared to $24.8 million in the prior year. While cash flow from operations increased due to the Company's strong net earnings, the growth in accounts receivable and inventory levels caused an overall negative cash flow from operating activities. The growth in accounts receivable is the result of the continuing increase in credit sales. Inventory levels increased due to the addition of one distribution center and 65 new stores since November 30, 1992. Continued extension of credit and related increases in customer accounts receivable will likely produce negative cash flow from operations in the future.

     Investing activities used a net of $46.3 million of cash in the first nine months of fiscal 1994 compared to $41.3 million in the comparable period
of fiscal 1993.   Capital spending has increased over the prior year due to
a more aggressive program of remodeling existing stores. With the purchase of certain assets of McMahan's Furniture Company (see item 5 below), in addition to the remodeling program, the Company expects capital spending for fiscal 1994 to be slightly higher both as a percentage of sales and assets compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations supplemented by external sources of funds.

     Net cash provided by financing activities increased to $119.1 million in the first nine months of the year from $67.1 million in the comparable period of the prior year. The common stock offering provided net proceeds of $74.5 million which were used to reduce indebtedness in the current year. During the second quarter of the prior year the Company received $85 million in long-term debt proceeds. The Company has access to a broad diversity of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion with cash flow from operations supplemented by other sources of capital. The Company has lines of credit through nine banks totalling $220 million of which $66.3 million was unused at November 30, 1993. Subsequent to the quarter, the Company obtained an additional line of credit totalling $110 million, of which $55 million was used to finance the McMahan's acquisition.

     As a result of the common stock offering and the increase in net earnings for the nine-month period, the Company's balance sheet ratios improved in comparison to the end of fiscal 1993. Total debt as a percentage of debt and equity decreased to 48.3% at November 30, 1993 compared to 52.6% at February 28, 1993. The current ratio increased to 2.4 at November 30, 1993, compared to 2.3 at February 28, 1993.
Accounting Changes
     During the first quarter, the Company implemented the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS 109") which supersedes the previous standard of accounting for income taxes, Accounting Principles Board Opinion No. 11. Accordingly, the financial statements for all periods have been restated. There was no material impact on net earnings in either the current year or the prior year.

     The Company also implemented Statement of Financial Accounting Standards No. 106 which establishes standards for employers' accounting for postretirement benefits other than pensions. There was no impact on net earnings in either the current year or the prior year.

Item 5.  Other Information

     Effective January 1, 1994, the Company purchased certain assets relating to 92 stores of McMahan's Furniture Company ("McMahan's") of Carlsbad, California. Sixty-five of these stores are in California, twelve in Arizona, seven in New Mexico, four in Texas, three in Nevada and one in Colorado. The purchase price, net of accounts receivable and real estate, was approximately $55 million. Accounts receivable of approximately $100 million were securitized and purchased by an unaffiliated party. Heilig-Meyers will act as servicer for these accounts. Management expects that the real estate associated with 70 stores owned by McMahan's entities will be purchased by an unaffiliated entity for approximately $57 million and leased to Heilig-Meyers. Heilig-Meyers has entered into an interim lease for these stores pending the closing of this real estate transaction, scheduled for later in January 1994, and has assumed the leases on the remaining store properties. McMahan's also operates banking and specialty insurance entities, which it will retain.
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Heilig-Meyers Company
                                   (Registrant)



Date:     January 13, 1994         /s/Joseph R. Jenkins
                                   Joseph R. Jenkins
                                   Executive Vice President
                                   Principal Financial Officer


Date:     January 13, 1994         /s/William J. Dieter
                                   William J. Dieter
                                   Senior Vice President - Accounting
                                   Principal Accounting Officer

                             INDEX TO EXHIBITS

 2. Asset Purchase Agreement, dated as of November 24, 1993, as amended between McMahan's Furniture Company, a California corporation, the other sellers named therein and Heilig-Meyers Furniture Company, a North Carolina corporation.

11.  Computation of Per Share Earnings