Form 10-K
period 1994-02-28
HEILIG MEYERS CO
filed 1994-05-31
CIK 46601

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 28, 1994 or

     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to

Commission file number 1-8484

                              HEILIG-MEYERS COMPANY
               (Exact name of registrant as specified in its charter)

                  Virginia                          54-0558861
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)          Identification No.)

2235 Staples Mill Road, Richmond, Virginia           23230
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (804) 359-9171 Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class         Name of each exchange on which registered
     Common Stock, $2.00                New York Stock Exchange
     Par Value                          Pacific Stock Exchange

     Rights to purchase Preferred       New York Stock Exchange
     Stock, Series A, $10.00            Pacific Stock Exchange
     Par Value

Securities registered pursuant to Section 12(g) of the Act:

                                     None
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.  Yes   X   No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 13, 1994 was approximately $1,335,451,190.


This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 13, 1994 by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

     As of May 13, 1994, there were outstanding 48,434,823 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 15, 1994, are incorporated by reference into
Part III.

PART I
Item 1.  Business.
     (a) General Development of Business - Heilig-Meyers Company (the "registrant"), which together with its predecessors and subsidiaries is sometimes hereinafter referred to as the "Company," is engaged primarily in the retail sale of home furnishings. The Company's predecessors are numerous Virginia and North Carolina corporations, the first of which was incorporated in 1940, and all of which were merged into Heilig-Meyers Company, a North Carolina corporation, in March 1970, which in turn was merged into the registrant, a Virginia corporation, in June 1972. In February 1990, the Company acquired the assets of 34 stores from Reliable Stores Inc. Sixteen of these stores were consolidated with existing stores. In August 1991, certain assets of 21 stores were acquired from WCK, Inc., trading as Danley Furniture. In January 1992, the Company acquired the assets of 13 stores from Gibson McDonald Furniture Company. In October 1992, the Company acquired the assets of 14 stores from Wolf Furniture Enterprises, Inc. In June 1993, the Company acquired the assets of 11 stores from L. Fish, Inc. Most recently, in January 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company. For these acquisitions, as well as smaller acquisitions, the stores are transitioned to full use of the Company's systems and operating methodologies over a period of time. For most acquisitions, this transition period is short and insignificant to total company operations. However, due to the size and geographics of the McMahan's acquisition, this transition period will be 12 to 18 months.
Except as otherwise noted, the remainder of this report addresses the Company's operation of fully assimilated stores which represented approximately 85% of stores in operation at February 28, 1994. For a discussion of the Company's business and its development during the fiscal year ended February 28, 1994, see "Narrative Description of Business."

     (b) Financial Information About Industry Segments - The Company considers that it is engaged primarily in one line of business, the sale of home furnishings, and has one reportable industry segment. Accordingly, data with respect to industry segments has not been separately reported herein.


     (c)  Narrative Description of Business
     (i) General - The Company is one of the nation's largest publicly held specialty retailers of furniture with 589 stores in 23 states (as of May 13,
1994), primarily located in small towns and rural markets in the Southeast,
Midwest and Southwest.   The  Company's  operating  strategy  includes:  (1)
offering a broad selection of affordably priced home furnishings including furniture, consumer electronics, appliances, bedding and floor coverings; (2) locating stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan area; (3) offering in-house credit programs to provide flexible financing to its customers; (4) utilizing a central distribution system to ensure prompt merchandise delivery; and (5) emphasizing customer service, including repair service for consumer
electronics and other mechanical items, and free  delivery.   The Company
believes this strategy of offering selection, credit, delivery and service typically allows it to have the largest market share among home furnishings retailers in most of its small-town markets.

          (ii) Merchandising - The Company's merchandising strategy is to offer a broad selection of affordably priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding, and other items such as jewelry, small appliances and seasonal goods. During the fiscal year ended February 28, 1994, approximately 59% of the Company's sales were derived from furniture and accessories; 12% from consumer electronics; 8% from appliances; 10% from bedding; with the remaining 11% being divided among other items such as jewelry, small appliances and seasonal goods. These percentages have not varied significantly over the past three fiscal years.


     The Company carries a wide variety of items within each merchandise
category to appeal to individual tastes and preferences.   A  store will
typically display up to approximately 3,400 SKU's, depending on its floor space. The Company believes this broad selection of products has enabled it to expand its customer base and increase repeat sales to existing customers.
 By carrying seasonal merchandise (heaters, air conditioners, lawn mowers, outdoor furniture, etc.), the Company has been able to moderate seasonal fluctuations in sales common in its industry.


     While its basic merchandise mix remains fairly constant, the Company continually refines its merchandise selections. Most recently, the Company improved its carpeting, major appliance and upholstered merchandise programs. The carpet selection has been broadened and the major appliance offerings now emphasize brand names at value-oriented prices. Displays for both product lines have been upgraded to a more contemporary format. A special order program for customized upholstered merchandise provides customers increased selection and prompt delivery. The Company has also upgraded other areas, including the conversion to brand name electronics and the redesign of its jewelry selection presentation.

     Expansion into new geographic areas has resulted in greater variations in customer tastes and preferences in the Company's markets. In response, the Company has developed style categories by which it has classified stores based on sales history. The Company offers more merchandise in the applicable style categories in each store in order to appeal to the regional tastes and preferences of the store's customer base.


     The Company has also consolidated and strengthened its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements which improve inventory management.

     In fiscal 1994, the Company installed a new sales analysis and inventory control system. This new system provides management ready access to all levels of sales and inventory data, enabling better management of promotional events, closer evaluation of results by product and operating region and providing an opportunity for improving inventory availability and increased turnover.

     (iii) Advertising and Promotion - The Company currently distributes over 160 million direct mail circulars annually. These include monthly circulars sent by direct mail to over ten million households on its mailing list and special private sale circulars mailed to over one and a half million of these households each month, as well as during special promotional periods. During fiscal 1994, the Company began utilizing market segmentation techniques to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques have enhanced the Company's ability to place circulars in the hands of potential customers most likely to make a purchase. The Company believes that availability, as well as affordability of credit are key determinants in the purchase decision, and therefore, promotes credit
availability by disclosing monthly payment terms in its circulars.   The
Company also regularly conducts approximately 40 company-wide promotional events each year, and, in addition, individual stores periodically conduct local additional promotional events. Historically, expenses for advertising and promotion have been between 6% and 8% of sales.


     The Company designs, prepares and mails centrally from its corporate headquarters its direct mail circulars, which account for approximately 54% of the Company's advertising expenses. In addition, television commercials are produced centrally and aired in selected markets. Newspaper and radio advertising is placed largely at the store level with design assistance from the corporate office.


     In fiscal 1993, the Company entered into a sponsorship program with a NASCAR racing team. Management believes this program has enhanced the Company's name recognition among the millions of NASCAR fans in its market area. Related promotions and the sale of racing apparel and other merchandise have increased store traffic.


     (iv)  Store  Operations

     General. The Company believes that locating stores in small towns and rural markets is an important element of its competitive strategy.
Currently, 80% of all stores are located in towns with populations under 50,000 and more than 25 miles from a metropolitan market. As the majority of other furniture chains locate their stores in larger cities, competition in these small towns largely comes from locally-owned store operations which generally lack the financial strength to compete effectively with the Company. Consequently, the Company believes that its stores generally have the largest market share among furniture retailers in their areas. This market leadership, combined with the relatively stable business environment and the collective economic diversity of these small towns, has contributed to sales and earnings growth, even in slow economic times.


     The Company's stores generally range in size from 10,000 to 35,000 square feet, with the average being approximately 20,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban
shopping experience in a rural location.   During the last two years, the
Company revitalized its prototype store construction program. The first of the new prototype stores opened in fiscal 1993; the Company added four of these stores in fiscal 1994 and plans at least eight more for fiscal 1995. The prototype stores feature the latest technology in display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. During the fiscal year ended February 28, 1994, the Company remodeled 35 stores and approximately 65 additional remodelings are planned for fiscal 1995.

     In fiscal 1992, the Company installed an automated accounts receivable system in all stores. This system was upgraded in fiscal 1993 to improve customer service through quicker processing of credit transactions and to provide store managers additional control over their receivables portfolio by increasing information available on current account status and collection performance. The Company also enhanced its corporate accounting and budgeting systems during fiscal 1993 to increase the availability and effectiveness of management information and to provide a foundation for planned future growth.


     Store operations are led by the Executive Vice President of Operations and nine Regional Vice Presidents of Operations. Six of the Regional Vice Presidents serve as the link between the corporate office and 31 Division Supervisors, each of whom is generally responsible for 12 to 24 stores. Each store manager is eligible to receive an incentive bonus based on monthly and annual store performance. In addition, the former McMahan's stores are currently being managed by three Regional Vice Presidents using the management structure and bonus system that was in place at the time of acquisition.
     The Company has an extensive in-house education program to train new employees in its operations and to keep current employees informed of the Company's policies. This training program also emphasizes sales productivity, credit extension and collection, and store administration. The training program utilizes the publication of detailed store manuals, internally produced videotape training films and Company-conducted classes for employees. The Company also has an in-store manager training program which provides potential managers hands on experience in all aspects of store operations. Management believes that the Company's ongoing education program will provide a sufficient number of experienced personnel for its new stores.


     Distribution. The Company maintains six distribution centers which have cantilever racking and computer-controlled random-access inventory storage. The distribution centers are equipped with radio frequency bar coding systems designed to improve merchandise availability and the accuracy of inventory
records.   The Company opened its sixth distribution center in Moberly,
Missouri in October 1993 and will open a seventh distribution center in Fontana, California during the summer of 1994 to handle the recent expansion in the Southwest.


     The Company uses several innovative design and management techniques to increase the operational efficiency of its distribution network. A modern high-ceiling design and improved equipment technology allow the Thomasville and the Moberly facilities to exceed the capacity of the Company's other distribution centers by approximately 15% without increasing square footage. The Fontana facility will be leased and have a similar layout to that of Moberly and Thomasville. Increased use of direct shipping and backhauling from vendors have also enhanced distribution efficiency. Backhauling from vendors is the transportation of purchased inventory to the distribution center while returning from normal store deliveries. The Company now backhauls approximately 25% of its purchased inventory. Also, all custom cut carpet is now shipped directly from the vendor to each store, eliminating the need to maintain carpet inventory at the distribution centers. Management plans to expand three of the six existing distribution centers to handle increased sales levels. With this expansion and the addition of the Fontana facility, the distribution network will have the capacity to service over 700 stores.

     Typically, each store is within 250 miles of one of the distribution centers. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing to provide prompt delivery to customers, and to minimize freight costs. The Company operates a fleet of trucks which delivers merchandise to each store at least twice a week.


     Credit Operations. The Company believes that offering flexible, in-house credit is an important part of its business strategy which provides a significant competitive advantage. Because credit is administered at the store level, terms can generally be tailored to meet the customer's ability to pay. Each store has a credit manager who, under the store manager's supervision, is responsible for extending and collecting that store's
accounts in accordance with corporate  guidelines.   Because Company
representatives work with customers on a local level, they can often extend credit, without significantly increasing the risk of nonpayment, to customers who do not qualify for credit under bank card programs or from competitors who typically use strict, impersonal credit extension models. The Company believes its credit program fosters customer loyalty and repeat business. Historically, approximately 81% of the Company's sales have been made on
credit,  principally through installment sales.   Although the Company
extends credit for terms up to 24 months, the term of the average installment obligation (excluding the two months of installment sales relating to the former McMahan's stores) for the fiscal year ended February 28, 1994, was approximately 16.7 months. The 1992 implementation of a store-level automated accounts receivable system has allowed the Company to increase the volume of credit sales without a corresponding increase in personnel. The Company accepts major credit cards in all of its stores and, in addition, offers a revolving credit program featuring its private label credit card. The Company promotes this program by direct mailings to revolving credit customers of acquired stores and potential new customers in targeted areas. Credit extension and collection of revolving accounts are handled centrally from the Company's credit center at its corporate office.


     The entire amount of a credit sale is reflected in revenues upon approval of credit and establishment of a definite delivery date, except that finance charges are included in revenues on a monthly basis as earned.
During fiscal 1994, finance income amounted to $115,532,000 or approximately 13.4% of total revenues. The Company is unable to estimate accurately the contribution of its financing operation to net income because the Company does not specifically allocate various costs and expenses of operations between retail sales and credit operations.


     The Company offers, but does not require, property, life and disability (in certain states) insurance with its credit sales.


     Customer Service.   The Company believes that customer service is an
important element for success in the retail furniture business and therefore provides a broad range of services to its customers. These include free home delivery and set-up in the home, as well as liberal policies with respect to
exchanges and returns.   In addition, the Company sells service agreements
and provides repair service on  virtually all consumer electronics and
mechanical items sold in its stores.   The  Company operates service centers
in Fayetteville, North Carolina and Moberly, Missouri. The Fayetteville Service Center occupies approximately 40,000 square feet and has the capacity to process 1,800 repair jobs a week. The Moberly Service Center was opened in October 1993. It occupies 40,000 square feet adjacent to the Moberly, Missouri Distribution Center and has the capacity to process 2,000 repair jobs a week. The service centers provide service for all consumer electronic items, most mechanical items (except major appliances which are serviced locally) and watches and are also authorized to perform repair work under certain manufacturers' warranties. Service center trucks visit stores weekly, allowing one week turnaround on most repair orders. The Company believes this level of service is not otherwise available in the small towns in which it operates.

     (v) Corporate Expansion - The Company has grown from 277 stores at February 28, 1989 to 570 stores at February 28, 1994. Over this time period, the Company has expanded from its traditional Southeast operating region into the Midwest and most recently to the West and Southwest. The Company entered the West and Southwest market with the purchase of certain assets relating to 92 stores of McMahan's Furniture Company in January 1994. The Company currently operates stores in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Nevada, North Carolina, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Store growth comes primarily from three sources: acquisition of chains or independent stores,
refurbishing of existing retail space and new construction.   During the
fiscal year ended February 28, 1994, the Company added 152 stores and closed
seven stores for a net increase of 145 stores.   Of these, 65 are in
California, 18 are in Illinois, 12 are in Arizona, 7 are in New Mexico, 6 are in Missouri, 6 are in Ohio, 4 are in Georgia, 4 are in Iowa, 4 are in Texas, 3 are in Florida, 3 are in Indiana, 3 are in Kentucky, 3 are in Mississippi, 3 are in North Carolina, 3 are in Nevada, 2 are in Tennessee, 2 are in Virginia, 1 is in Alabama, 1 is in Colorado, 1 is in South Carolina and 1 is in West Virginia. During fiscal 1994, 2 stores in Alabama, 1 in California, 1 in Florida, 1 in Mississippi, 1 in North Carolina and 1 in South Carolina were closed. Of the 152 new stores, 114 were existing furniture stores acquired by the Company in ten separate transactions, 34 were operations begun by the Company in vacant buildings previously owned by others and 4 were prototype stores built according to the Company's specifications.

     The Company constantly evaluates opportunities for further expansion of its business. The Company plans to add approximately 50 to 60 stores during fiscal 1995 by seeking acquisitions of existing businesses, obtaining and renovating existing retail space or constructing new prototype stores in selected small towns. These new stores are expected to be located in areas
contiguous to the Company's existing store   locations.  In selecting new
locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a company distribution center and in towns with populations of 5,000 to 50,000 and over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in its present and contiguous market areas.


     (vi) Suppliers - During the fiscal year ended February 28, 1994, the Company's ten largest suppliers accounted for approximately 35% of
merchandise  purchased.   The Company has no long-term contracts for the
purchase of merchandise. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.


     (vii) Service Marks, Trademarks and Franchise Operations - The Company owns the service marks "MacSaver, design of a Scotsman," and "MacSaver," which are used generally in the Company's business. During fiscal 1992, the Company updated these service marks, which were introduced
over 30 years ago.   The Company also owns the registered trademarks "Mighty
Mow" and "Health Bond" which are used on lawn mowers and mattresses, respectively, manufactured for sale in the Company's stores.

     During the fiscal year ended February 28, 1994, the Company maintained one franchise agreement for the use of its service mark in connection with retail furniture operations. This agreement relates to stores in Norfolk,
Virginia Beach, and Keller, Virginia.   Florence T. Meyers, wife of Hyman
Meyers, a director of the Company, owned a one-third interest in these franchise operations until her death in September 1993. The estate of Mrs. Meyers, of which Hyman Meyers is executor, has disposed of most of the
interest in these franchise operations.   Reference  is made to information
under the heading "Certain Transactions," in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for June 15, 1994, incorporated into Item 13 hereof.


     The Company's franchise agreement generally permits the use of its service marks and promotes the use of its system of retail home furnishings operations. Currently, the Company does not permit the franchise to operate under the name Heilig-Meyers Company. The Company supplies its franchise with a merchandising and advertising program and the franchise operation pays a franchise fee based upon sales, as well as making payments for any merchandise, service or material purchased from the Company.


     Franchise operations have not constituted a significant element of the Company's operations in the past, and management presently has no plans to further develop the franchise program.


     (viii) Seasonality - Quarterly fluctuations in the Company's sales are insignificant.


     (ix) Competition - The retail home furnishings business is extremely competitive and the Company as a whole competes with large chains and independent department stores, discount stores, furniture stores, specialty stores and others, some of which have financial resources greater than those of the Company, and some of which derive revenues from the sale of products other than home furnishings. However, since the Company's stores are primarily located in small towns and rural markets, the Company frequently has the largest market share among furniture retailers in such markets.


     (x) Employees - As of February 28, 1994, the Company employed approximately 10,540 persons full- or part-time, of whom 9,830 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate headquarters and two California offices. The Company is not a party to any union contract and considers its relations with its employees to be excellent.


     (d)  Financial Information About Foreign and Domestic Operations and
Export  Sales  -   The Company has no foreign operations and makes no export
sales.


Item 2.  Properties.
      As of February 28, 1994, 353 of the Company's stores are on a single level with approximately 80% of floor space devoted to sales and 20% used as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. These stores are typically located away from the center of town. The remaining 217 stores generally are in older
two- or three-level buildings in downtown areas.   Generally there is no
warehouse space in these older buildings and the stores' warehouses are located in nearby buildings.


     The Company's executive offices are located at 2235 Staples Mill Road, Richmond, Virginia. As of February 28, 1994, the Company owned 80 of its stores, three of its distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers and its executive offices in Richmond, Virginia. Rentals generally are fixed without reference to sales volume although some leases provide for increased rent due to increases in taxes,
insurance premiums or both.   Some renewal options are tied to changes in the
Consumer Price Index.  Total rental payments for properties for the fiscal
year ended February 28, 1994, were approximately $24,908,000.   In February
1991, the Company sold and leased back a portion of its store fixtures and equipment under an operating lease. All vehicles placed in service after March 14, 1990, a majority of the distribution centers' material handling equipment placed in service after February 27, 1991, and a majority of the Company's data processing equipment are also leased. The Company believes that its facilities are adequate at present levels of operations.


Item 3.  Legal Proceedings.
     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
            None.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company as of May 13 , 1994:


                                                Positions  with the Company
                                                or Principal Occupation for
                                Years with      the Past Five Years and
     Name             Age       the Company          Other Information
William C. DeRusha    44             25        Chairman  of the Board since
                                               April 1986.  Chief Executive
                                               Officer  since  April  1984.
                                               Director since January 1983.

Troy A. Peery, Jr.    48             22        President since  April 1986.
                                               Chief Operating Officer since
                                               December 1987. Director since
                                               April 1984.

James F. Cerza, Jr.   46              6        Executive  Vice  President,
                                               Operations since August 1989.
                                               Regional Vice President,
                                               Operations from November 1988
                                               to August 1989.

Joseph R. Jenkins     48              6        Executive Vice President and
                                               Chief Financial Officer since
                                               January 1988.

James R. Riddle       52              9        Executive Vice President,
                                               Marketing since January 1988.

William J. Dieter     54             21        Senior   Vice   President,
                                               Accounting since April 1986.
                                               Chief   Accounting   Officer
                                               since 1975.  Controller from
                                               1975 to  April  1990.

J. Lee Hawks          44              5        Senior Vice President,
                                               Merchandising since April
                                               1990. Senior Vice President,
                                               Operations, Best Products Co.
                                               Inc. from May 1985 to August
                                               1989.

William E. Helms      45             15        Senior Vice President,
                                               Corporate Expansion since
                                               May 1987.

R. Gene Laughter      61             33        Senior Vice President,
                                               Special Research since July
                                               1991. Senior Vice President,
                                               Advertising and Sales
                                               Promotion from January 1983
                                               to July 1991.


H.C. Poythress        51              2        Senior Vice President,
                                               Advertising since March
                                               1993.  Vice President,
                                               Advertising from July 1991 to
                                               March 1993.  Vice President,
                                               Advertising, Lowes, Inc.
                                               prior to July 1991.

Ronald M. Ragland     52             30        Senior Vice President,
                                               Human Resources and
                                               Training, since March 1993.
                                               Vice President, Human
                                               Resources and Training
                                               from April 1985 to March 1993.

John H. Sniffin       52             25        Senior Vice  President,
                                               Government Liaison, since
                                               August 1992.  Senior Vice
                                               President, Merchandising
                                               Administration from March
                                               1989 to August 1992.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
Matters.
THE COMPANY'S STOCK

The Company's common stock is traded on the New York and Pacific Stock Exchanges. The table below sets forth the high and low prices as reported on the New York Stock Exchange Composite Tape, and dividend information for each of the last eight fiscal quarters. Prices and dividends have been adjusted for three-for-two stock splits distributed in November 1992 and July 1993.

         Fiscal Year          High          Low        Dividends
    1994
         4th Quarter        $  39        $  31 7/8      $  .05
         3rd Quarter           36           29 1/8         .05
         2nd Quarter           31 1/2       23 1/8         .05
         1st Quarter           25           19 3/8         .05

    1993
         4th Quarter        $  22 3/8      $  17 1/8    $  .04
         3rd Quarter           19             13 5/8       .04
         2nd Quarter           15 1/8         10 5/8       .04
         1st Quarter           15 1/2         10 5/8       .04

There were approximately 1,500 shareholders of record as of February 28, 1994.

The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $59,149,000 plus 50% of net earnings adjusted for dividend payouts subsequent to February 28, 1994.

Item 6.  Selected Financial Data.

FISCAL YEAR                1994      1993     1992     1991     1990
                       (Dollar amounts in thousands except per share data)

Earnings Statement Data:
Sales                    $723,633  $549,660  $436,664  $376,701  $330,698
Annual growth in sales       31.7%     25.9%     15.9%     13.9%     12.2%
Other income             $140,156  $107,883  $ 83,229  $ 71,050  $ 62,710
Total revenues            863,789   657,543   519,893   447,751   393,408
Annual growth in revenue     31.4%     26.5%     16.1%     13.8%     11.9%
Costs of sales           $460,284  $351,361  $276,971  $238,107  $208,791
Gross profit margin          36.4%     36.1%     36.6%     36.8%     36.9%
Selling, general and administrative
  expense                $260,161  $200,071  $160,393  $136,430  $115,575
Interest expense           23,834    23,084    21,389    26,037    27,447
Provision for doubtful
  accounts                 32,356    24,185    20,298    16,299    14,083
Provision for income tax   32,158    20,833    13,858     9,996     9,069
Effective income tax rate    36.9%     35.4%     33.9%     32.4%     33.0%
Earnings margin (1)           7.6%      6.9%      6.2%      5.5%      5.6%
Cumulative effect of
  accounting changes          ---       ---       ---   ($2,552)   $1,584
Net earnings              $54,996   $38,009   $26,984   $18,330   $20,027
Earnings per share (1):
  Primary                    1.12      0.84      0.64      0.58      0.51
  Fully diluted              1.12      0.83      0.63      0.57      0.51
Net earnings per share:
  Primary                    1.12      0.84      0.64      0.51      0.56
  Fully diluted              1.12      0.83      0.63      0.51      0.56

Cash dividends per share     0.20      0.16      0.14      0.13      0.12
Balance Sheet Data:
Total assets           $1,040,185  $766,485  $636,576  $520,461  $511,757
Average assets per store    1,825     1,803     1,702     1,616     1,683
Accounts receivable, net  535,437   397,974   315,949   234,638   218,932
Inventories               184,216   131,889   119,803   113,945   116,546
Property and equipment,
  net                     168,142   126,611   108,758    97,803   101,598
Additions to property
  and equipment            36,252    27,426    24,010    12,510    18,383
Short-term debt           210,318   163,171    42,086    96,021   121,411
Long-term debt            248,635   176,353   226,112   164,369   148,490
Average debt per store        805       799       717       809       888
Stockholders' equity      433,229   305,555   263,928   185,175   171,158
Stockholders' equity
  per share                  8.95      6.87      6.07      5.19      4.80

Other Financial Data:
Working Capital          $453,175  $322,796  $355,975  $233,720  $211,137
Current ratio                 2.5       2.3       4.1       2.6       2.3
Debt to equity ratio         1.06      1.11      1.02      1.41      1.58
Debt to debt and equity      51.4%     52.6%     50.4%     58.4%     61.2%
Rate of return on
  average assets (1)          7.8%      7.5%      7.1%      7.5%      7.3%
Rate of return on
  average equity (1)         14.9%     13.3%     12.0%     11.7%     11.3%
Number of stores              570       425       374       322       304
Number of employees        10,536     7,850     6,700     5,910     5,320
Average sales per employee   $ 79      $ 76      $ 69      $ 67      $ 65

SELECTED FINANCIAL DATA, cont.


FISCAL YEAR                1994      1993     1992     1991     1990

                      (Dollar amounts in thousands except per share data)

Weighted average common
  shares outstanding:
  (in thousands)
  Primary                  49,103    45,356    42,123    35,991    35,732
  Fully diluted            49,281    45,644    42,417    36,242    35,907

Price range on common stock per share:
       High               $    39   $22 3/8   $14 5/8   $ 8 7/8    $7 3/4
       Low                 19 3/8    10 5/8     7 3/4     4 3/4     4 3/4
       Close                   33    19 7/8    14 1/8     7 3/4     6 1/2


Per share amounts reflect three-for-two stock splits distributed in January 1992, November 1992, and July 1993.

(1) Calculated before cumulative effect of accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
     Highlights of operations expressed as a percentage of sales are as follows:

                                          Fiscal Year
                                   1994      1993      1992
Other income                       19.4%     19.6%     19.1%
Costs of sales                     63.6      63.9      63.4
Selling, general and
  administrative expense           36.0      36.4      36.7
Interest expense                    3.3       4.2       4.9
Provision for doubtful
  accounts                          4.5       4.4       4.7
Earnings before provision for
  income taxes                     12.0      10.7       9.4
Provision for income taxes          4.4       3.8       3.2
Net earnings                        7.6       6.9       6.2

Revenues
     Sales for fiscal 1994 compared to the two previous periods are shown below:

                                            Fiscal Year
                                      1994      1993      1992
Sales (in thousands)               $ 723,633  $549,660  $436,664
Percentage increase over
  prior period                         31.7%     25.9%     15.9%
Portion of increase from
  existing (comparable) stores         12.1      10.1       5.7
Portion of increase from
  new stores                           19.6      15.8      10.2

     Sales increased by 31.7% in fiscal 1994 compared to 25.9% in the prior year. During fiscal 1994, new stores contributed 19.6% of the total increase as compared to 15.8% of the total increase in fiscal 1993, while existing (comparable) stores contributed 12.1% of the increase as compared to 10.1% of the increase in fiscal 1993. Management attributes the comparable store increase primarily to continuing operational enhancements such as targeted customer advertising and improved merchandising programs. The improving economy in our stores' markets also contributed to the increase, particularly during the holiday selling season.

     During fiscal 1994, other income decreased as a percentage of sales from the prior year. Finance income, the major component of other income, decreased as a percentage of sales due to the accelerated sales growth rate of fiscal 1994 and the associated delay in the recognition of the finance income which is earned over the average contract life. During fiscal 1993, other income increased primarily as a result of growth in the Company's receivable base and a slight increase in the average initial term of installment contracts.

Costs and Expenses
     Costs of sales decreased to 63.6% of sales from 63.9% in the prior year. Gross margins were slightly improved for the year due to improved merchandise buying, warehousing refinements and less promotional pricing. As a percentage of sales, both occupancy and delivery costs improved due to the higher sales volume. In fiscal 1993, costs of sales increased as the Company lowered selling prices on selected merchandise in order to stimulate sales and increase its market share. The resulting increase in costs of sales was partially offset by both occupancy and delivery costs which improved as a percentage of sales due to the higher sales volume. In fiscal 1995, higher costs of sales associated with the Company's west coast stores are expected to cause total costs of sales to increase slightly. This increase is expected to be partially offset by the benefits of improved inventory management resulting from the implementation of a sales analysis and inventory control system.

     Selling, general and administrative expense decreased to 36.0% for fiscal 1994 from 36.4% in fiscal 1993. Store salaries expense improved as a percentage of sales due to the higher sales volume. Advertising expense related to the Company's direct mail circular program decreased as a percentage of sales due to reduced mailing volume from more efficient customer targeting. These savings were partially invested in additional institutional advertising methods such as television advertising and the Company's NASCAR sponsorship. Overall, this resulted in advertising expense decreasing slightly to 6.9% of sales for fiscal 1994 compared to 7.0% for fiscal 1993. In addition, other selling and administrative expenses improved as a percentage of sales due to the higher sales volume. In fiscal 1993, selling, general and administrative expense decreased as a percentage of sales due to lower advertising costs from the implementation of a targeted circular program which resulted in mailing fewer pieces per store.

     Interest expense decreased as a percentage of sales in fiscal 1994 to 3.3% from 4.2% in fiscal 1993 primarily due to improved interest rates. Weighted average short-term rates decreased to 3.5% from 4.0% in fiscal 1993 and long-term rates decreased to 8.8% from 9.3%. In dollars, interest expense increase $750,000 to $23.8 million from $23.0 million for fiscal 1993 due to higher average debt levels. Average short-term debt outstanding increased $44.1 million while average long-term debt levels increased $15.4 million. These increases, however, were offset by reduced interest rates.
In May 1993, the Company completed a common stock offering of 2.3 million shares. The proceeds of $74.5 million were used to reduce indebtedness. For fiscal 1993, interest expense increased due to higher average long-term debt levels outstanding; however, this was substantially offset by lower weighted average short-term interest rates. Subsequent to February 28, 1994, the company received commitments to borrow $80.0 million in long-term debt. Accordingly, the Company reclassified $80.0 million of notes payable to banks as long-term debt on the February 28, 1994, balance sheet. The proceeds will be used to reduce notes payable to banks. This long-term debt placement, at an interest rate of 6.9%, will lessen the effect of future short-term interest rate fluctuations. The Company anticipates slightly higher interest expense for fiscal 1995 as a percentage of sales due to an expected rise in interest rates.

     The provision for doubtful accounts increased slightly as a percentage of sales to 4.5% for fiscal 1994 from 4.4% for fiscal 1993. A slight rise in the portfolio loss rate applied to the growing accounts receivable base caused the increase. This increase was partially offset by repossession losses which were slightly improved over the prior year as a percentage of sales. In fiscal 1993, the provision for doubtful accounts decreased as a percentage of sales due primarily to a reduction in the Company's repossession losses resulting from strong collection performance due to an improved accounts receivable system and a stronger economy.

     Total portfolio write-offs for fiscal 1994, 1993 and 1992 were $32.9 million, $25.5 million and $21.2 million, respectively. Of these amounts, $3.2 million, $3.0 million and $2.4 million were for purchased receivables. Management believes that the allowance for doubtful accounts of $28.5 million at February 28, 1994 is adequate.

Provision for Income Taxes and Net Earnings
     The effective tax rate for fiscal 1994 was 36.9% compared to 35.4% and 33.9% for fiscal 1993 and 1992, respectively. On August 10, 1993, the Omnibus Reconciliation Act of 1993 (the "Budget Act") was signed into law. The Budget Act includes an increase in the corporate tax rate to 35.0% from 34.0% retroactive to January 1, 1993. The Company was required to adjust its deferred income tax balance to reflect the higher tax rate and recognize the effects of the adjustment during the second quarter of fiscal 1994.

     Net earnings for fiscal 1994 increased over fiscal 1993 in dollars and percentage of sales. Net earnings for fiscal 1994 were $55.0 million or 7.6% of sales compared to $38.0 million or 6.9% of sales for fiscal 1993. As a percentage of sales, lower interest, selling, general and administrative expense, and costs of sales contributed to the improvement in profit margin. Fiscal 1993 earnings increased to 6.9% of sales from 6.2% in fiscal 1992 due to higher revenues, lower interest expense and selling, general and administrative expenses and a reduced provision for bad debts.

Liquidity and Capital Resources
     The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. During fiscal 1994, net cash used by the Company's operating activities was $74.8 million compared to $23.1 in fiscal 1993. While cash flow from operations increased due to the Company's strong net earnings, the growth in accounts receivable and inventory levels caused an overall negative cashflow from operating activities. The growth in accounts receivable is the result of the continuing increase in credit sales. Inventory levels increased due to the addition of the Moberly, Missouri distribution center and the opening of 145 stores during fiscal 1994. In fiscal 1993, the deficit in cash flow from operations was largely due to higher inventory levels from the addition of 51 new stores and the Thomasville, Georgia distribution center, and the growth in accounts receivable from the continuing increase in credit sales.

     Investing activities produced negative cash flows of $114.9 million in fiscal 1994 and $50.8 million in fiscal 1993. Capital spending has increased over the prior year due to a more aggressive expansion program including the purchase of certain assets of McMahan's Furniture Company as well as ongoing remodeling of existing stores. On January 1, 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company of Carlsbad, California. The purchase price, net of accounts receivable and real estate, was $58,433,000. Improvements planned for the Company's west coast operations are expected to cause capital spending for fiscal 1995 to increase to approximately $63.0 million which is slightly higher both as a percentage of sales and of assets when compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations supplemented by external sources of funds.

     Financing activities provided a positive net cash flow of $192.1 million in fiscal 1994 compared to $74.9 million in fiscal 1993. A common stock offering during the first quarter of fiscal 1994 provided net proceeds of $74.5 million which were used to reduce indebtedness in the current year. Subsequent to February 28, 1994, the Company received commitments to borrow $80.0 million at an interest rate of 6.9% to reduce the Company's exposure to interest rate fluctuations. As a result, the company reclassified $80.0 million of notes payable to long-term debt on the accompanying February 28, 1994, balance sheet. In fiscal 1993, the Company borrowed $85.0 million in long-term debt to reduce short-term borrowings and lessen the effect of interest rate fluctuations.

     The Company has access to a broad diversity of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion with cash flow from operations supplemented by other sources of capital. Agreements have been made with ten banks for lines of credit totalling $324.0 million of which $151.4 million was unused at February 28, 1994.

     Total debt as a percentage of debt and equity was 51.4% at February 28, 1994, compared to 52.6% and 50.4% at February 28(29), 1993, and 1992,
respectively.  The current ratio was 2.5 at February 28, 1994, compared to
2.3 and 4.1 for February 28(29), 1993, and 1992, respectively. The return on average assets, which was calculated using earnings before interest expense (net of tax), rose to 7.8% during fiscal 1994 compared to 7.5% in fiscal 1993 and 7.1% in fiscal 1992.

Accounting for Income Taxes
     In February 1992, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which supersedes the previous standard, Accounting Principles Board Opinion No. 11. The Company adopted the new standard in fiscal 1994 by restating prior years. There was no material impact on net earnings in either the year of change or any prior year. The provision for income taxes reflects changes in the valuation of deferred income tax liabilities due to changes in statutory tax rates.

Accounting for Postretirement Benefits
     In December 1990, the FASB issued Statement of Accounting Standards No. 106 ("SFAS 106") which establishes standards for employers' accounting for postretirement benefits other than pensions. The Company adopted the new standard in fiscal 1994. There was no material impact on operating results from the adoption of SFAS 106.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to
express an opinion on the	financial statements and financial statement
schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the acocunting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 28, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche

Richmond, Virginia
March 21, 1994





CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)

FISCAL YEAR                                  1994          1993         1992

Revenues:
     Sales                                 $723,633      $549,660     $436,664
     Other income                           140,156       107,883       83,229

          Total revenues                    863,789       657,543      519,893

Costs and expenses:
     Costs of sales                         460,284       351,361      276,971
     Selling, general and administrative    260,161       200,071      160,393
     Interest                                23,834        23,084       21,389
     Provision for doubtful accounts         32,356        24,185       20,298

          Total costs and expenses          776,635       598,701      479,051
                                          =========     =========    =========

Earnings before provision for income taxes   87,154        58,842       40,842
Provision for income taxes                   32,158        20,833       13,858

Net earnings                               $ 54,996      $ 38,009     $ 26,984
                                           ========      ========     ========
Net earnings per share:
     Primary                               $   1.12      $    .84     $    .64
     Fully diluted                         $   1.12      $    .83     $    .63
                                           ========      ========     ========
Weighted average common shares outstanding:
     Primary                                 49,103        45,356       42,123
     Fully diluted                           49,281        45,644       42,417
                                           ========      ========     ========
Cash dividends per share of common stock   $    .20      $    .16     $    .14
                                           ========      ========     ========









                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value data)

FEBRUARY 28,                                1994         1993

Assets
Current assets:
    Cash                                $    6,295    $    3,868
    Accounts receivable, net               535,437       397,974
    Other receivables                       17,988        14,363
    Inventories                            184,216       131,889
    Other                                   21,366        18,483

          Total current assets             765,302       566,577

Property and equipment, net                168,142       126,611
Other assets                               106,741        73,297

                                        $1,040,185    $  766,485

Liabilities And Stockholders' Equity

Current liabilities:
    Notes payable                       $  172,600      $113,400
    Long-term debt due within one year      37,718        49,771
    Accounts payable                        69,045        50,666
    Accrued expenses                        32,764        29,944

         Total current liabilities         312,127       243,781

Long-term debt                             248,635       176,353
Deferred income taxes                       46,194        40,796
Commitments                                     --            --

Stockholders' equity:
    Preferred stock, $10 par value              --            --
    Common stock, $2 par value              96,846        59,296
    Capital in excess of par value         118,400        73,969
    Retained earnings                      217,983       172,290

         Total stockholders' equity        433,229       305,555

                                        $1,040,185    $  766,485
                                        ==========    ==========






          See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                          Number of
                           Common             Capital in               Total
                           Shares     Common  Excess of   Retained Stockholders'
                         Outstanding  Stock   Par Value   Earnings     Equity



Balances at February 28, 1991
 as previously reported     10,577   $  21,153 $  43,773  $120,232   $185,158
Adoption of new income tax
    accounting standard         --         --        --         17         17
Balances as restated        10,577       21,153   43,773   120,249    185,175
  Cash dividends                --           --       --    (5,899)    (5,899)
  Exercise of stock option     249          499    4,039        --      4,538
  Issuance of stock          2,063        4,126   49,004        --     53,130
  Three-for-two stock split  6,437       12,874  (12,874)       --         __
    Net earnings                --           --       --    26,984     26,984


Balances at February 29,
  1992                      19,326      38,652     83,942   141,334    263,928
  Cash dividends                --          --         --    (7,053)    (7,053)
  Exercise of stock option     531       1,063      9,608        --     10,671
  Three-for-two stock split  9,791      19,581    (19,581)       --         --
  Net earnings                  --          --        --     38,009     38,009



Balances at February 28,
  1993                      29,648      59,296     73,969   172,290    305,555
  Cash dividends                --          --         --    (9,303)    (9,303)
  Exercise of stock option     470         940      6,578        --      7,518
  Issuance of stock          2,300       4,600     69,863        --     74,463
  Three-for-two stock split 16,005      32,010    (32,010)       --         --
  Net earnings                  --          --         --    54,996      54,996



Balances at February 28,
  1994                      48,423    $ 96,846   $118,400  $217,983    $433,229
                            ======    ========   ========  ========    ========






                      See notes to consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)


FISCAL YEAR                            1994      1993     1992

Cash flows from operating activities:
  Net earnings                      $  54,996  $ 38,009 $ 26,984

  Adjustments to reconcile net earnings to net cash
    used by operating activities:
    Depreciation and amortization      20,627    16,141   13,720
    Provision for doubtful accounts    32,356    24,185   20,298
    Other, net                             28      (286)      93

    Change in operating assets and liabilities, net
      of the effects of acquisitions:
       Accounts receivable           (173,995) (102,135) (93,243)
       Other receivables               (4,708)    1,575   (4,306)
       Inventories                    (25,460)   (9,659)   3,706)
       Prepaid expenses                (4,474)   (3,482)    (194)
       Accounts payable                18,379    10,088   13,322
       Accrued expenses                 7,477     2,428   14,575

         Net cash used by
           operating activities       (74,774)  (23,136)  (5,045)

Cash flows from investing activities:
  Acquisitions, net of cash acquired (75,473) (25,638) (39,123) Additions to property and equipment (36,252) (27,426) (24,010)
  Disposals of property and equipment   1,350     6,248   10,609
  Miscellaneous investments            (4,531)   (3,937)  (1,370)

         Net cash used by
           investing activities      (114,906)  (50,753) (53,894)

Cash flows from financing activities:
  Issuance of stock                    81,981    10,671   57,668
  Proceeds from long-term debt         30,000    85,000       --
  Increase(decrease) in
     notes payable, net               139,200      (100)  31,600
  Payments of long-term debt          (49,771)  (13,574) (23,792)
  Dividends paid                       (9,303)   (7,053)  (5,899)

       Net cash provided
         by financing activities      192,107    74,944   59,577

Net increase in cash                   2,427     1,055       638
Cash at beginning of year              3,868     2,813     2,175

Cash at end of year                 $  6,295   $ 3,868   $ 2,813
                                    ========   =======   =======



    See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heilig-Meyers Company (the "Company") and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

Segment Information

The Company considers that it is engaged primarily in one line of business, the sale of home furnishings. Accordingly, data with respect to industry segments have not been separately reported herein.

Accounts Receivable

In accordance with customary trade practice, payments on accounts receivable due after one year are included in current assets. Provisions for doubtful accounts are made to maintain an adequate allowance to cover anticipated losses. The Company reviews customer accounts on an individual basis in reaching decisions regarding methods of collection or write-off of doubtful accounts. Generally, accounts on which payments have not been received for six months are charged to the allowance for doubtful accounts.

Inventories

Merchandise inventories are stated at the lower of cost or market as determined by the average cost method. Inventory costs include certain warehouse and delivery expenses.

Property and Equipment

Additions to property and equipment, other than capital leases, are recorded at cost and, when applicable, include interest incurred during the construction period. Capital leases are recorded at the lesser of fair value or the discounted present value of the minimum lease payments.

Depreciation is computed by the straight-line method. Capital leases and leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The estimated useful lives are 7 to 45 years for buildings, 3 to 10 years for fixtures, equipment and vehicles, and 10 to 15 years for leasehold improvements.

Other Assets

Other assets is comprised primarily of the excess of cost (purchase price) over the fair market value of the net assets acquired. These costs are being amortized over 40 years using the straight-line method. Cash surrender value of life insurance and miscellaneous investments are also included in the category.

Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of $2 par value common stock. At February 28, 1994, and 1993, there were 48,423,000 and 29,648,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.

Accounting Changes

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Accordingly, the financial statements for all periods presented have been restated. There was no material impact on net earnings in either the current or any prior year resulting from the implementation of SFAS 109. The provisions of this statement are discussed in the Income Taxes paragraph of this note.

Effective March 1, 1993, the Company also adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The implementation of SFAS 106 had no effect on net earnings in the current year or any prior year.

Revenues and Costs of Sales

Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $115,532,000, $91,111,000 and $70,151,000 during fiscal 1994, 1993 and 1992, respectively. The Company sells a significant portion of its service policy contracts to third parties and recognizes the service policy income on these at the time of sale. On those service policies that the Company retains, income is deferred, along with the direct costs of acquiring the contracts, and earned on a straight-line basis over the life of the contract. Costs of sales includes occupancy and delivery expenses.

Income Taxes

Effective March 1, 1993, the Company adopted SFAS 109 which utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

The Company has elected to restate the prior year financial statements. The retroactive application of SFAS 109 did not have a material effect on net earnings or earnings per share for any year during the three-year period ended February 28, 1994. The cumulative effect on retained earnings as of February 28, 1991, was also not material.

Earnings Per Share

Primary and fully diluted earnings per share of common stock are calculated by dividing net earnings by the weighted average number of common shares and common stock equivalents (stock options) outstanding during the year.

Interest Rate Swap Agreements

The Company has entered into several interest rate swap agreements ("swap agreements") as a means of managing its interest rate exposure. The differential to be paid or received on these agreements is accrued and is recognized over the lives of the agreements.

Asset Securitizations

The Company, as a means of financing its growth, has sold a portion of its accounts receivable. The Company continues to service these accounts and has provided the buyer with recourse, up to established limits, upon the determination of uncollectibility. A reserve was established at the time of sale to provide for this contingent liability and is adjusted periodically. This reserve is included in the allowance for doubtful accounts.

Fiscal Year

Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1994, 1993 and 1992 represent the years ended February 28, 1994, 1993, and February 29, 1992, respectively.

(2) Expansion

On January 1, 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company ("McMahan's"), a privately-held California corporation. Sixty-five of these stores are in California, twelve in Arizona, seven in New Mexico, four in Texas, three in Nevada and one in Colorado. The purchase price, net of accounts receivable and real estate, was $58,432,000. Accounts receivable of $104,343,000 were securitized and purchased by an unaffiliated party. The Company will act as servicer for
these accounts.   The real estate associated with 70 stores was purchased by an unaffiliated entity for $59,218,000, and Heilig-Meyers has entered into an operating lease on these properties. The Company assumed the leases on the remaining store properties. The unamortized excess of purchase price over the fair market value of the net assets acquired from McMahan's as of February 28, 1994, was $21,049,000. The unaudited consolidated results of operations on a proforma basis as though McMahan's had been acquired as of the beginning of fiscal years 1994 and 1993 are as follows:

                           1994              1993
                      (Amount in thousands except per share data)

    Total Revenues       $965,208          $770,198
    Net Income             58,518            37,207
    Net earnings per share:
       Primary               1.19              0.82
       Fully Diluted         1.19              0.82


The proforma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the McMahan's acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

During the fiscal year, the Company also acquired assets of 11 stores from L. Fish, Inc. for $6,033,000. In fiscal 1993, the Company acquired the assets of 14 stores from Wolf Furniture Enterprises, Inc. for $6,799,000 and the assets of four stores from Reichart Furniture Corporation for $739,000. All acquisitions have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements.

The Company amortizes the excess of purchase price over fair market value on
a straight-line basis over a 40-year period.   The unamortized excess of
purchase price over the fair market value of the net assets acquired for all acquisitions was $93,654,000 and $64,509,000 at February 28, 1994, and 1993,
respectively.

(3) Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $28,497,000 and $20,781,000 and unearned finance income was $49,420,000 and $37,648,000 at February 28, 1994, and 1993, respectively. Accounts receivable having balances due after one year were $124,966,000 and $93,090,000 at February 28, 1994, and 1993, respectively.

Credit operations are maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. Furthermore, the Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which minimize credit risk. The Company operates its 570 stores throughout 22 states and believes it is not dependent on a given industry or business for its customer base and therefore has no significant concentration of credit risk.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet its financing needs and to reduce its exposure to interest rate fluctuations. These financial instruments include asset securitizations and interest rate swaps.

The Company has entered into three asset securitization agreements with commercial banks in which it has sold accounts receivable with limited recourse. Two of these agreements were for the sale of installment receivables ($50,000,000 and $40,000,000) and have 21-month and nine-month lives, respectively. The rates on these agreements, which are fixed via swap agreements, are 7.1% and 6.4%, respectively. The third agreement, which was for the sale of revolving receivables ($42,854,000), has an estimated life of approximately 18 months and carries a fixed rate of 5.9%, also resulting from a swap agreement. Should the 30-day LIBOR rate rise above contractual levels, the rates on these swap agreements will convert to rates that will float below LIBOR. In an additional transaction, the installment accounts receivable of McMahan's Furniture Company ($104,343,000) were securitized and purchased by an unaffiliated party. This transaction has a life of twelve months. The Company will act as a servicer for these accounts, and has provided the buyer with limited recourse. The Company believes its credit risk on securitized receivables is far below the contract amount of $237,197,000 and is no greater than the risk on its own receivables.

(4) Property and Equipment

Property and equipment consists of the following:

                                        1994        1993
                                     (Amounts in thousands)
Land and buildings                    $69,848      $64,748
Fixtures, equipment and vehicles       74,883       59,689
Leasehold improvements                 90,151       61,387
Construction in progress               12,404        7,023
                                      247,286      192,847

Less accumulated depreciation          79,144       66,236
                                     $168,142     $126,611

(5) Notes Payable and Long-Term Debt

The Company maintains principal relationships with ten banks which have approved $324,000,000 for short-term borrowings, of which $151,400,000 was unused at February 28, 1994. These approvals are renewable annually. The Company's maximum short-term borrowings were $270,800,000 during fiscal 1994 and $148,400,000 during fiscal 1993. The average daily short-term debt outstanding for fiscal 1994 was $150,377,000 compared to $106,266,000 for fiscal 1993. The approximate weighted average interest rates were 3.5%, 4.0% and 6.1% in fiscal 1994, 1993 and 1992, respectively.

At February 28, 1994, the Company had $172,600,000 of outstanding short-term borrowings compared to $113,400,000 at February 28, 1993. The average interest rate on this debt was approximately 3.6% at February 28, 1994, and 3.5% and 4.7% at February 28, 1993, and February 29, 1992, respectively. There were no compensating balance requirements.

Subsequent to February 28, 1994, the Company received commitments to borrow $80,000,000 at an interest rate of 6.9% from two insurance companies. The proceeds will be used to reduce notes payable to banks. As a result, the Company reclassified $80,000,000 of notes payable to banks as long-term debt on the accompanying February 28, 1994, balance sheet.

Long-term debt consists of the following:
                                                   1994        1993
                                               (Amounts in thousands)
Notes payable to insurance
  companies and banks, maturing through
  1998, interest ranging from 4.3% to 12.8%,
  unsecured                                    $278,996      $217,745
Notes, collateralizing industrial development
  revenue bonds, maturing through 2004,
  interest ranging from floating rate of
  60% of prime to 8.5% fixed rate                 3,013         3,485
Capital lease obligations, maturing through 2006,
  interest ranging from 76% of prime to 12.9%     3,590         4,065
Term loans, maturing through 2007, interest
  ranging to 9.8%, primarily collateralized
  by deeds of trust                                 754           829
                                                286,353       226,124

Less amounts due within one year                 37,718        49,771
                                               $248,635      $176,353
                                               ========      ========

Principal payments are due for the four years after February 28, 1995, as follows: 1996, $28,192,000; 1997, $17,895,000; 1998, $99,327,000; and 1999,
$20,943,000. The aggregate net carrying value of property and equipment collateralized at February 28, 1994, was $9,451,000.

Notes payable to insurance companies contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $59,149,000 plus 50% of net earnings adjusted for dividend payouts subsequent to February 28, 1994. Other covenants relate to the maintenance of working capital, net earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity.

Interest payments of $24,486,000, $22,418,000 and $21,879,000, net of capitalized interest of $1,057,000, $453,000 and $447,000, were made during fiscal 1994, 1993 and 1992, respectively.

(6) Income Taxes

The Company adopted the provisions of SFAS 109 in March 1993, and has elected to apply these provision retroactively to each of the years in the three-year period ended February 28, 1994. The retroactive application of SFAS 109 did not have a material impact on net earnings or net earnings per share for any year during the three-year period ended February 28, 1994. The cumulative effect of retroactive application of SFAS 109 did not have a material impact on retained earnings at February 28, 1991.

The provision for income taxes consists of:

                                        1994    1993    1992
                                      (Amounts in thousands)
        Current:
           Federal                    $24,633 $15,355 $10,888
           State                        3,245   1,572     849
                                       27,878  16,927  11,737
        Deferred:
           Federal                      3,712   3,261   1,638
           State                          568     645     483
                                        4,280   3,906   2,121
                                      $32,158 $20,833 $13,858
                                      =======================

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at February 28, 1994, 1993 and February 29, 1992, relate to the following:

                                       1994    1993    1992
                                      (Amounts in thousands)
    Deferred gross profit             $  --   $  --  $(4,816)
    Provision for doubtful accounts    (464)   (713)      47
    Inventory capitalization           (352)    210      253
    Income from service contracts       763    (653)     244
    Effect of income tax rate changes
       on deferred taxes               (195)     --       --
    Other                              (300)    109      728
    Net current deferred income
     tax asset                         (548) (1,047)  (3,544)

                                       1994    1993    1992
                                      (Amounts in thousands)

    Internal costs capitalized, net   3,820   5,648    6,633
    Depreciation                       (391)   (840)    (822)
    Effect of income tax rate changes
       on deferred taxes                949      --       --
    Other                               450     145     (147)
    Net noncurrent deferred income tax
      liability                       4,828   4,953    5,665

    Net deferred income taxes        $4,280  $3,906   $2,121
                                     ======  ======   ======

    A reconciliation of the statuatory federal income tax rate to the Company's effective rate is provided below:


                                         1994    1993    1992
    Statutory federal income tax rate 35.0% 34.0% 34.0% State income taxes, net of federal
      income tax benefit                 2.8     2.5     2.1
    Tax credits                         (2.0)   (1.2)   (0.9)
    Effect of income tax rate changes
       on deferred taxes                 0.9       --     --
    Other, net                           0.2      0.1   (1.3)
                                        36.9%   35.4%   33.9%
                                        =====   =====   =====

Income tax payments of $18,686,000, $11,462,000 and $10,240,000 were made during fiscal 1994, 1993 and 1992, respectively.

(7) Retirement Plans

The Company has a qualified profit sharing and retirement savings plan, which includes a cash deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 1994, 1993 and 1992 was $3,631,000, $2,475,000 and
$1,718,000, respectively.

In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1994 was $160,000.

The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental preretirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of one to two years and/or 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% anually for a period of 15 years. This plan has been funded throught the purchase of life insurance contracts covering the executives and owned by the Compnay. For fiscal 1994, 1993 and 1992, there was no charge to expense.

(8) Stock Options and Grants

Under the Company's Long-Term Incentive Award Plan, 506,250 shares of the Company's common stock have been reserved for issuance. The plan provides for a combination of restricted stock and cash awards to key management employees. A provision of $320,000 was made for these stock grants during fiscal 1992. There was no provision required in fiscal 1994 and 1993.

The 1983 and 1990 Stock Option Plans provide that all employees of the Company with management responsibilities are eligible to receive common stock options (at no less than fair market value at the date of grant) and stock appreciation rights. Under the plan, 6,093,750 shares have been authorized to be reserved for issuance. The following table summarizes stock option activity for fiscal 1994 and 1993. Shares and prices have been adjusted to reflect the three-for-two stock split in November 1992 and July 1993.

                                     Shares
                                  Under Option   Exercise Price

Outstanding at March 1, 1992       3,273,573    $ 5.52 to $ 9.03
   Granted                           733,500         $20.29
   Exercised                        (988,291)   $ 5.52 to $ 9.03
   Cancelled                         (10,401)   $ 5.54 to $ 9.03
Outstanding at February 28, 1993   3,008,381    $ 5.52 to $20.29
   Granted                         1,099,500    $20.83 to $35.06
   Exercised                        (504,609)   $ 5.52 to $20.29
Outstanding at February 28, 1994   3,603,272    $ 5.52 to $35.06
                                   =========
Options are exercisable at such times as specified by the Board of Directors, and if not exercised, expire ten years from the date of grant. At February 28, 1994, options for 2,584,546shares of common stock were exercisable. Approximately 107,000 shares of the options granted in fiscal 1994 have been issued subject to shareholder approval of the 1994 Stock Option Plan.

(9) Commitments and Contingencies

Leases

The Company has entered into noncancellable lease agreements with initial terms ranging from 1 to 25 years for certain stores, warehouses and the corporate office. Certain leases include renewal options ranging from 1 to 10 years and/or purchase provisions, both of which may be exercised at the Company's option. Most of the leases are gross leases under which the lessor pays the taxes, insurance and maintenance costs. The following capital leases are included in the accompanying consolidated balance sheets:

                                              1994         1993
                                           (Amounts in thousands)
       Land and buildings                   $6,426         $6,426
       Fixtures and equipment                  675            675
                                             7,101          7,101
       Less accumulated depreciation
            and amortization                 2,856          2,595
                                            $4,245         $4,506
                                            =====================

Capitalized lease amortization is included in depreciation expense.

Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 28, 1994, are as follows:
                                        Capital       Operating
    Fiscal Years                         Leases        Leases
                                        (Amounts in thousands)
       1995                              $  713       $ 26,202
       1996                                 678         24,431
       1997                                 657         22,395
       1998                                 620         18,390
       1999                                 597         14,925
       After 1999                         1,942         46,310
       Total minimum lease payments       5,207       $152,653
       Less:                                          ========
           Executory costs                  145
           Imputed interest               1,471
       Present value of minimum
           lease payments                $3,591
                                         ======

Total rental expense under operating leases for fiscal 1994, 1993 and 1992 was $30,379,000, $23,794,000 and $19,541,000, respectively. Contingent rentals and sublease rentals are negligible.

Payments to affiliated entities under capital and operating leases were $852,000 for fiscal 1994, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1993 and 1992 were $1,675,000 and $1,633,000, respectively.

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

(10) Fair Value of Financial Instruments

The disclosure of estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values have been determined by the Company using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair values of the Company's financial instruments at Feburary 28, 1994, are as follows:
                                    Carrying       Fair
                                     Amount       Value
    Assets                        (Amounts in thousands)
    Cash and cash equivalents      $  6,295     $  6,295
    Accounts receivable             535,437      535,437

    Liabilities
    Accounts payable                 69,045       69,045
    Notes payable                   172,600      172,600
    Long-term debt                  286,353      299,778

    Off-balance-sheet financial instruments
    Interest rate swaps agreements       --        4,623

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Accounts Receivables

The carrying amount approximates fair value because of the short maturity of these assets.

Accounts Payable and Notes Payable

The carrying value approximates fair value because of the short maturity of these liabilities.

Long-Term Debt

The fair value of the Company's long-term debt is based on the discounted cash flow of that debt, using current rates and remaining maturities.

Interest Rate Swap Agreements

The fair value of the Company's interest rate swap agreements is the estimated amount that the Company would pay to terminate the agreements at February 28, 1994, based on estimates obtained from the counterparties.

(11) Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for fiscal 1994 and
1993:
                                        Three Months Ended
                                 May    August  November February
                                 31       31       30       28
                                     (Amounts in thousands
                                     except per share data)
    1994
    Revenues                  $186,761 $204,693 $230,399 $241,936
    Gross profit (1)            58,794   60,992   72,841   70,722
    Earnings before taxes       20,902   19,221   24,825   22,206
    Net earnings                13,461   11,417   15,863   14,255

    Earnings per share of common stock:
    Primary and
      fully diluted (2)           0.29     0.23     0.32     0.28
    Cash dividends per share
    of common stock (2)           0.05     0.05     0.05     0.05

    1993
    Revenues                  $150,948 $152,475 $171,712 $182,408
    Gross profit (1)            47,029   44,625   53,017   53,628
    Earnings before taxes       16,173   12,268   15,475   14,926
    Net earnings                10,469    8,028    9,919    9,593

    Earnings per share of common stock:
      Primary and
        fully diluted (2)         0.23     0.18     0.22     0.21
    Cash dividends per share
        of common stock (2)       0.04     0.04     0.04     0.04

    (1)  Gross profit is sales less costs of sales.
    (2) Per share amounts reflect three-for-two stock splits in November 1992 and July 1993.


Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

           None.
PART III
     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for June 15, 1994, except for information concerning the executive officers of the registrant which is included in Part I of this report and under the caption "Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  1.   Financial Statements

     The following consolidated financial statements of Heilig-Meyers Company and Subsidiaries included in the registrant's 1994 Annual Report to Shareholders are included in item 8 herein:

Independent Auditors' Report

Consolidated Balance Sheets -
  February 28, 1994 and February 28, 1993

Consolidated Statements of Earnings -
  Year Ended February 28, 1994,
  Year Ended February 28, 1993, and
  Year Ended February 29, 1992

Consolidated Statements of Stockholders' Equity -
  Year Ended February 28, 1994,
  Year Ended February 28, 1993, and
  Year Ended February 29, 1992

Consolidated Statements of Cash Flows -
  Year Ended February 28, 1994,
  Year Ended February 28, 1993, and
  Year Ended February 29, 1992

Notes to Consolidated Financial Statements

      (a)  2.    Financial Statement Schedules:   The  financial  statement
                 schedules required by this item are listed below.

                 Schedule VIII - Valuation and Qualifying Accounts

                 Schedule X - Supplementary Income Statement Information

                 Schedules other than those listed above have been omitted because they are not applicable or are not required or because the required information is included in the financial statements or notes thereto.

       (b) Reports on Form 8-K Filed During Last Quarter of Year Ended February 28, 1994.

                    On January 19, 1994, the registrant
                    filed form 8-K relating to the
                    acquisition of certain assets of
                    McMahan's Furniture Company.

       (c)       Exhibits  required to be filed by Item 601  of Regulation
                 S-K.

                 See INDEX TO EXHIBITS

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                HEILIG-MEYERS COMPANY

       Date:  May 23, 1994                /s/William C. DeRusha
                                            William C. DeRusha
                                            Chairman of the Board
                                            Principal Executive Officer

       Date:  May 23, 1994                /s/Joseph R. Jenkins
                                            Joseph R. Jenkins
                                            Executive Vice President
                                            Principal Financial Officer

       Date:  May 23, 1994                /s/William J. Dieter
                                            William J. Dieter
                                            Senior Vice President,
                                            Accounting and Principal
                                            Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Date:  May 23, 1994                /s/Alexander Alexander
                                          Alexander Alexander, Director

       Date:  May 23, 1994                /s/Robert L. Burrus, Jr.
                                          Robert L. Burrus, Jr., Director

       Date:  May 23, 1994                /s/Arthur D. Charpentier
                                          Arthur D. Charpentier, Director

       Date:  May 23, 1994                /s/William C. DeRusha
                                          William C. DeRusha, Director

       Date:  May 23, 1994                /s/Benjamin F. Edwards, III
                                          Benjamin F. Edwards, III, Director

       Date:  May 23, 1994                /s/Alan G. Fleischer
                                          Alan G. Fleischer, Director

       Date:  May 23, 1994                /s/Nathaniel Krumbein
                                          Nathaniel Krumbein, Director

       Date:  May 23, 1994                /s/Hyman Meyers
                                          Hyman Meyers, Director

       Date:  May 23, 1994                /s/S. Sidney Meyers
                                          S. Sidney Meyers, Director

       Date:  May 23, 1994                /s/Troy A. Peery, Jr.
                                          Troy A. Peery, Jr., Director

       Date:  May 23, 1994                /s/Lawrence N. Smith
                                          Lawrence N. Smith, Director

       Date:  May 23, 1994                /s/George A. Thornton, III
                                          George A. Thornton, III, Director

HEILIG-MEYERS COMPANY AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)



Column A   Column B       Column C                Column D           Column  E

                                            Write-off
           Balance at  Charged   Charged       and       Purchased   Balance
           Beginning   To Costs  To Other  Repossession   Accounts   at Close
           of Period  & Expenses Accounts     Losses     Receivable  of Period

Description

Allowance for
 Doubtful Accounts:

Year Ended
 February 28,
 1994       $20,781     $32,356    $  430 (A)  $29,713      $3,200 (C) $28,497
                                   $7,843 (B)

Year Ended
 February 28,
 1993       $17,014     $24,185    $  352 (A)  $22,534      $2,968 (C) $20,781
                                   $4,732 (B)

Year Ended
 February 29,
 1992       $12,269     $20,298    $  274 (A)  $18,749      $2,420 (C) $17,014
                                   $5,342 (B)


(A) Represents recoveries on accounts previously written off.
(B) Allowance applicable to purchased accounts receivable.
(C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                           1994      1993     1992

   Write-offs of Uncollectible Accounts   $3,200    $2,968   $2,420

HEILIG-MEYERS COMPANY AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


             COLUMN A                         COLUMN B

                                    Charged to Costs and Expenses
               Item                          Years Ended


                              February 28,   February 28,   February 29,
                                 1994           1993           1992

          Advertising         $49,966,000    $38,657,000    $33,004,000

                               Index to Exhibits


3.   Articles of Incorporation and Bylaws.

     a. Registrant's Restated Articles of Incorporation filed as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 are incorporated herein by this reference.

     b. Articles of Amendment to Registrant's Restated Articles of Incorporation filed as Exhibit 4 to Registrant's Form 8 (Amendment No. 5 to Form 8-A filed April 26, 1983) filed August 6, 1992 are incorporated herein by this reference.

     c. Articles of Amendment to Registrant's Restated Articles of Incorporation filed as Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 are incorporated herein by this reference.

     d. Registrant's Amended Bylaws filed as Exhibit 3(b) to registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 are incorporated herein by this reference.

4.   Instruments defining the rights of security holders, including indentures.

     a. The long-term debt as shown on the consolidated balance sheet of the registrant at February 28, 1993 includes various obligations each of which is evidenced by an instrument authorizing an amount that is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The documents evidencing these obligations are accordingly omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Commission upon request.

10.  Contracts

     a. Four leases dated as of December 27, 1976 between Hyman Meyers, Agent, and the registrant, filed as Exhibit 10(a)(2) - Exhibit 10(a)(5) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, are incorporated herein by this reference.

     b. The following Agreements filed as Exhibits 10(b) through 10(f) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 are incorporated herein by this reference:

          (1) Lease dated as of January 1, 1980 between Hyman Myers, Agent, and the registrant.

          (2) Lease dated November 1, 1970 between Hyman Meyers, Agent, and the registrant as successor in interest to Heilig-Meyers Company of Greenville, Inc.

          (3) Lease dated April 15, 1971 between Meyers-Thornton Investment Co. and the registrant as successor in interest to Meyers-Thornton Corporation.

          (4) Lease dated June 28, 1971 between Meyers-Thornton Investment Company and the registrant as successor in interest to Meyers-Thornton Corporation.

          (5) Lease dated December 1, 1972 between Meyers-Thornton Investment Company and the registrant.

     c. The following Agreements (originally filed as exhibits to registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1982) were refiled as Exhibits 10(c)(1)-(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 and are incorported herein by reference:

          (1) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Hyman Meyers and the registrant.

          (2) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between S. Sidney Meyers and the registrant.

          (3) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Nathaniel Krumbein and the registrant.

     d. Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989 filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     e. First Amendment, dated as of June 15, 1992, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989, filed as Exhibit 10(r).*

     f. Addendum to Lease and Contract dated February 26, 1973 amending Lease Contract dated April 15, 1971 between Meyers-Thornton Investment Co. and the Company as successor in interest to Meyers-Thornton Corporation (see Exhibit 10(c)(2)), filed as Exhibit 10(k) to registrant's Registration Statement on Form S-2 (No. 2-81775) is incorporated herein by this reference.

     g. The following Agreements filed as Exhibits 19(a) through 19(c) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 are incorporated herein by this reference:

          (1) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and registrant.*

          (2) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and registrant.*

          (3) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and registrant.*

     h. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and registrant filed as Exhibit 10(i) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     i. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and registrant filed as Exhibit 10(j) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     j. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and registrant filed as Exhibit 10(k) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     k. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the registrant filed as Exhibit 10(o) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

     l. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the registrant filed as
          Exhibit 10(m) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     m. Deferred Compensation Agreement between Lawrence N. Smith and the registrant filed as Exhibit 10(p) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

     n. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the registrant filed as Exhibit 10(o) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     o. Deferred Compensation Agreement between George A. Thornton, III and the registrant filed as Exhibit 10(q) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

     p. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the registrant filed as Exhibit 10(q) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     q. Employees Supplemental Profit Sharing and Retirement Savings Plan filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     r. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to registrant's Proxy Statement dated May 9, 1988 for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

     s. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     t. Registrant's 1990 Stock Option Plan, as amended filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     u. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit A to registrant's Proxy Statement dated May 3, 1994 for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

     v. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     w. Form of Executive Supplemental Retirement Agreement between the registrant and each of William C. DeRusha, Troy A. Peery, Jr.,
          James F. Cerza, Jr., Joseph R. Jenkins, James R. Riddle, and five other executive officers, filed as Exhibit 10(p) to the registrant's Annual Report on Form 10-K for the fiscal year ended
          February 28, 1989 is incorporated herein by this reference.*

     x. Amendment dated September 15, 1989 to Executive Supplemental Retirement Agreement between William C. DeRusha and the registrant filed as Exhibit 10(x) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     y. Amendment dated September 15, 1989 to Executive Supplemental Retirement Agreement between Troy A. Peery, Jr. and the registrant filed as Exhibit 10(y) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     z. Form of Amendment to Form of Executive Supplemental Retirement Agreement between the registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle and five other executive officers filed as Exhibit 10(p) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     aa. Form of Amendment to Form of Executive Supplemental Retirement Agreement between the registrant and each of two executive officers filed as Exhibit 10(aa) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     bb. Employment Agreement dated October 20, 1988 between William C. DeRusha and the registrant, filed as Exhibit 10(q) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     cc. Agreement made as of September 11, 1989 to amend the Employment Agreement dated October 20, 1988 between William C. DeRusha and the registrant filed as Exhibit 10(cc) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     dd. Employment Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the registrant, filed as Exhibit 10(r) to registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     ee. Agreement made as of September 11, 1989 to amend the Employment Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the registrant filed as Exhibit 10(ee) to the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*
     ff. The following Agreements filed as Exhibits 10 (ii) through 10 (kk) to registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 are incorporated herein by this reference:

          (1) Employment Agreement dated April 10, 1991 between Joseph R. Jenkins and the registrant.*

          (2) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the registrant.*

          (3) Employment Agreement dated April 10, 1991 between James R. Riddle and the registrant.*

     gg. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     hh. Amendment, dated as of August 18, 1993, to the Heilig-Meyers Company Severance Plan.*

     ii. 1988 Deferred Compensation Agreement for Outside Directors between George A. Thornton, III and the registrant.*

     jj. Amendment, dated as of April 18, 1994, to the 1986 Heilig-Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the registrant.*

     kk. Amendment, dated as of April 18, 1994, to the 1990 Heilig-Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the registrant.*

     ll. Letter Agreement, dated August 26, 1993, amending employment agreement between Joseph R. Jenkins and the registrant.*

     mm. Letter Agreement, dated August 26, 1993, amending employment agreement between James R. Riddle and the registrant.*

     nn. Letter Agreement, dated August 26, 1993, amending employment agreement between James F. Cerza and the registrant.*

11. Computation of per share earnings for the fiscal years ended February 28, 1993, February 29, 1992 and February 28, 1991.

13. Annual report to security holders, Form 10-Q or quarterly report to security holders.

     a. The registrant's Annual Report to Shareholders for the fiscal year ended February 28, 1993.

22.  Subsidiaries of registrant.

24.  Consents of experts and counsel.

     a. Consent of Deloitte & Touche to incorporation by reference of Accountants' Reports into registrant's Registration Statements on Form S-8.

                                                                     Exhibit hh

                                   AMENDMENT
                                    TO THE
                             HEILIG-MEYERS COMPANY
                                SEVERANCE PLAN

     AMENDMENT, dated as of August 18, 1993, to the Heilig-Meyers Company Severance Plan (the "Plan"), by Heilig-Meyers Company (the "Company").
     The Company maintains the Plan, originally effective as of September 15, 1989 and has reserved the right to amend the Plan.
     The Company now wishes to amend the Plan to make certain changes outlined below.
     NOW, THEREFORE, the Plan is amended as follows:
     I. Effective as of August 18, 1993, Section 3(e) is amended in its entirety to read as follows:
          (e) Participant: All employees holding the title of Assistant Vice President or above (other than the Chairman, the President, and the three most senior executive vice-presidents, all of whom are entitled to severance payments under their respective executive employment agreements), all officers of the Company (whether elected or appointed), area supervisors, store managers, distribution center managers, service center managers, directors of management information systems, director of internal audit, director of taxes, assistant controllers, assistant to the treasurer, clearance center managers, fixture center managers, maintenance center managers and all full-time employees (employees who regularly work forty hours or more per week) who have completed ten years or more of service (provided such service requirement is met on a date a benefit becomes payable under Section 4); and provided, further, that no employee who becomes entitled to a severance payment under an executive employment agreement with the Company shall be considered a Participant under this Plan.

    II. Except where otherwise stated, this Amendment shall be effective as of August 18, 1993.
   III.   In all respects not amended, the Plan is hereby ratified and confirmed.
                                 *  *  *  *  *
     To record the adoption of the Amendment as set forth above, the Company has caused this document to be signed on this 30th day of August, 1993.
                                           HEILIG-MEYERS COMPANY

                                                      By /s/ William C. DeRusha

                                                                Exhibit ii



                             HEILIG-MEYERS COMPANY
                     1988 DEFERRED COMPENSATION AGREEMENT
                             FOR OUTSIDE DIRECTORS



     AGREEMENT between George A. Thornton, III (the "Director") and Heilig-Meyers Company (the "Company").

1. Purpose and Effective Date. The purpose of this Agreement is to provide the Company's Director who is not simultaneously a Company employee an opportunity to defer payment of all or part of his meeting fees. The effective date of this Agreement is July 1, 1988. The Board has determined that the benefits to be paid to the Director under this Agreement constitute reasonable compensation for the services rendered and to be rendered by the Director.

2.   Definitions.

          (a) Actuarial Equivalent. An amount or benefit determined on the basis of the UP84 Unisex Mortality Table and an assumed interest rate of 12% to be equal in value to the aggregate amounts expected to be received under a different form of payment or at a different time.

          (b) Agreement. This Heilig-Meyers Company 1988 Deferred Compensation Agreement for Outside Directors.

          (c) Beneficiary. A person or persons or other entity designated by the Director to receive the payment of the Director's benefits under this Agreement. If there is no valid designation by the Director, or if the designated Beneficiary is not living or, if a trust, is not in existence at the time of the Director's death, the Director's Beneficiary is the Director's estate.

          (d)  Board.  The Board of Directors of the Company.

          (e)  Change of Control.  "Change of Control" means:

               (i) The acquisition, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, but excluding for this purpose, any such acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 50% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by the individuals and entities who were the beneficial owners, respectively, of the common stock and voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding shares of common stock of the Company or the combined voting power of the the then outstanding voting securities of the Company entitled to vote generally in the election of directors, as the case may be; or

               (ii) Individuals who, as of the date hereof, constitute the Board (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by the Company's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

               (iii) Approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which the individuals and entities who were respective beneficial owners of the common stock and voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation, or a complete liquidation or dissolution of the Company or of its sale or other disposition of all or substantially all of the assets of the Company.

          (f)  Committee.  The Compensation Committee of the Board.

          (g) Deferral Period. A seven-year period beginning on July 1, 1988 and ending on June 30, 1995.

3.   Administration.

          (a) This Agreement is administered by the Committee. Subject to this Agreement's provisions, the Committee may adopt rules and regulations necessary to carry out the Agreement's purposes. Subject to subsection 3(b), the Committee's interpretation and construction of any Agreement provision is final and conclusive.

          (b) If for any reason a benefit due under this Agreement is not paid when due, the individual entitled to such benefit may file a written claim with the Committee. If the claim is denied or no response is received within ninety (90) days (in which case the claim will be deemed to have been denied), the individual may appeal the denial to the Board within sixty (60) days of the denial. In pursuing an appeal, an individual may request that a responsible officer review the denial, may review pertinent documents, and may submit issues and comments in writing. A decision on appeal will be made within sixty (60) days after the appeal is made, unless special circumstances require the Board to extend the period for another sixty (60) days.

4. Deferral Elections. The Director elects to defer payment until he attains age 59 of $17,500 of the meeting fees that he otherwise would be entitled to receive during the Deferral Period. The Company shall credit the Director's meeting fees to a deferred compensation bookkeeping account as of the date the Director would have received payment for the applicable meeting.

5.   Deferred Benefits.

          (a)  Distribution of Deferred Benefit Payments.

               (i) The Director will receive an annual deferred benefit payable in monthly installments for 15 years. The amount of each annual deferred benefit payment will be $7,631. Distribution of the Director's deferred benefit will begin on the first day of the month coinciding with or immediately following the date the Director attains age 59.

               (ii) If the Director dies after he attains age 59 but before he has received payments for a 15-year period, the balance of any payments due to him shall be paid to the Director's Beneficiary. Payments to the Director's Beneficiary shall be distributed on a monthly basis unless the Committee selects another distribution method (e.g., annual payments or a lump sum payment).

               (iii) If the Director's relationship with the Company terminates before the Director attains age 59 for any reason other than for "due cause," he shall be entitled to receive a benefit under this Agreement upon such early termination determined under subsection 5(a)(i) as if his relationship with the Company terminated at age 59, but if such termination occurs before July 1, 1995, the benefit under subsection 5(a)(i) shall be multiplied by a fraction, the numerator of which is the amount of deferrals made by Director to the date of termination and the denominator of which is $17,500. The benefit payable under this subsection shall be the Actuarial Equivalent of the adjusted benefit that would have been payable at age 59. In no event shall the benefit payable under this subsection be less than the Director's amount of deferrals, credited with interest at the rate of 12%, compounded monthly, from the date of deferral to the date of his termination.

               For purposes of this Agreement, "due cause" shall mean:

                    (x) The commission of a crime of moral turpitude resulting in damage to the Company; or

                    (y) The commission of a crime against the property or person of another director or employee of the Company.

          The Board or Committee shall, in its discretion, determine whether "due cause" exists.

               (iv) If a Change of Control has occurred, and thereafter the Director's relationship with the Company terminates before the Director attains age 59 for any reason other than for "due cause," the Company shall enter into a trust agreement with a national bank having trust powers, in the form attached as Exhibit A to this Agreement, establishing a "Grantor Trust" pursuant to the terms of Internal Revenue Code sections 671 through 679, and within 30 days of the occurrence of such Change of Control the Company shall deposit with the trustee of such trust an amount sufficient to provide the annual payments determined under subsection 5(a)(iii) and ancillary benefits ("Amount") to which the Director or his Beneficiary is or may become entitled to receive under this Agreement. In determining the Amount, the Company shall assume that the earnings on trust assets over the period benefits are to be provided through the trust under the Agreement will be the interest rate on 30 year Treasury Bills at the time the computation is made.

          (b) Death before Age 59. If the Director dies before he attains age 59, his Beneficiary shall be entitled to receive a single lump payment in the amount of $113,794. If the Beneficiary dies before receiving the single lump sum payment due, the single lump sum payment due shall be made to the Beneficiary's estate.

          (c) Disability. If the Director's relationship with the Company terminates before he attains age 59 because of the Director's permanent disability (as determined by the Committee in its sole discretion), all or any part of the Director's deferred compensation account may be paid to the Director or the Director's duly-appointed guardian or duly-designated attorney-in-fact at the request of any of them. Distributions made in the event of the Director's permanent disability will be made in the sole discretion of disinterested members of the Committee and regardless of any election made by the Director.


          (a) The Director may designate a Beneficiary to receive any benefits due under this Agreement upon the Director's death. The Beneficiary designation must be made by executing a Beneficiary designation form provided by the Committee.

          (b) The Director may change an earlier Beneficiary designation by a later execution of a Beneficiary designation form. A Beneficiary designation is not binding on the Company until the Chief Financial Officer of the Company receives the Beneficiary designation form.

7. Obligations of the Company. This Agreement is unfunded and the amounts payable are to be satisfied solely out of the general assets of the Company that remain subject to the claims of its creditors. A benefit is at all times a mere contractual obligation of the Company. The Company will not segregate any funds for benefits or issue any notes as security for the payment of any benefits.

8. Restrictions on Transfer. Any benefits to which the Director or his Beneficiary may become entitled under this Agreement are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to do so is void. Benefits are not subject to attachment or legal process for the debts, contracts, liabilities, engagements, or torts of the Director or his Beneficiary.
     This Agreement does not give the Director or his Beneficiary any interest, lien, or claim against any specific asset of the Company. The Director and his Beneficiary have only the rights of general creditors of the Company.

9.   Amendment of Termination.

          (a) Subject to subsections 9(b) and (c), the Board may amend or terminate this Agreement at any time.

          (b) The Board may not amend or terminate this Agreement if that action would reduce the benefit payable in the future or suspend or interrupt the payment of benefits to the Director or a Beneficiary who is receiving payments pursuant to Section 5.

          (c) This Agreement may not be amended or terminated if a Change of Control occurs.

10. Successors and Assigns. This Agreement shall be binding on the Company, its successors, and assigns. Should there be a consolidation or merger of the Company with or into another corporation, or a purchase of all or substantially all of the assets of the Company by another entity, the surviving or acquiring corporation will succeed to the rights and obligations of the Company under this Agreement.

11. Enforcement by Director. If litigation shall be brought by the Company or Director in good faith to enforce or interpret any provision of this Agreement, or if the Director shall have to institute litigation brought in good faith to enforce any of his rights under this Agreement, the Company shall indemnify the Director for his reasonable attorney's fees and disbursements incurred in any such litigation.

12. Computations. The computation of the amount of any payment or benefit under this Agreement shall be made by the Company's then independent actuaries.

13. Construction. This Agreement is construed in accordance with the laws of the Commonwealth of Virginia, except to the extent that the laws of the United States of America have superseded those laws. The headings in this Agreement have been inserted for convenience of reference only and are to be ignored in any construction of the provisions. If a provision of this Agreement is not valid, that invalidity does not affect other provisions.


                                   HEILIG-MEYERS COMPANY


DATE: May 10, 1994                 BY: /s/ William C. DeRusha



                                   GEORGE A. THORNTON, III


DATE: May 10, 1994                 /s/ George A. Thornton, III
                                   (Signature)


                                                                   Exhibit jj

                             AMENDMENT TO THE 1986

                             HEILIG-MEYERS COMPANY
                        DEFERRED COMPENSATION AGREEMENT
                             FOR OUTSIDE DIRECTOR
     This AMENDMENT, dated as of April 18, 1994, by and between Heilig-Meyers Company (the "Company") and George A. Thornton, III (the "Director").
     The Company maintains the Heilig-Meyers Company Deferred Compensation Agreement for Outside Director (the "Agreement") originally effective as of July 1, 1986, and subsequently amended as of September 15, 1989. Pursuant to Section 9(a) of the Agreement, as amended, the Company reserves the power to amend the Agreement at any time and now wishes to amend the Agreement.
     NOW, THEREFORE, the Agreement, as amended by the September 15, 1989 Amendment, is amended as follows:
     IV. Section 5(a)(iii) is amended by substituting the words "age 59" for the words "age 70."
    V.    Section 5(b) is amended in its entirety to read as follows:
          (b) Death Before Age 59. If the Director dies before he attains age 59, his Beneficiary shall be entitled to receive a single lump sum payment in the amount of $493,629. If the Beneficiary dies before he receives the single lump sum payment, the payment due shall be made to the Beneficiary's estate.

   VI.    This amendment shall be effective as of July 1, 1986.
    VII. In all respects not amended, the Agreement is hereby ratified and confirmed.
                                   * * * * *
     To record the adoption of this amendment as set forth above, the Company has caused this document to be signed on this 10th day of May, 1994.
                                                 HEILIG-MEYERS COMPANY


                                              By /s/ William C. DeRusha

                                                 /s/ George A. Thornton, III
                                                 George A. Thornton, III


                                                                   Exhibit kk

                             AMENDMENT TO THE 1990
                             HEILIG-MEYERS COMPANY
                        DEFERRED COMPENSATION AGREEMENT
                             FOR OUTSIDE DIRECTOR
     This AMENDMENT, dated as of April 18, 1994, by and between Heilig-Meyers Company (the "Company") and George A. Thornton, III (the "Director").
     The Company maintains the Heilig-Meyers Company 1990 Deferred Compensation Agreement for Outside Director (the "Agreement") effective as of July 1, 1990. Pursuant to Section 9(a) of the Agreement, the Company reserves the power to amend the Agreement at any time and now wishes to amend the Agreement.
     NOW, THEREFORE, the Agreement is amended as follows:
     VIII. Section 4 is amended by substituting the words "age 59" for the words "age 70."
    IX. Subsections (i), (ii) and (iii) of Section 5(a) are amended by substituting the words "age 59" for the words "age 70" each time they appear in such subsections.
   X. Section 5(b) is amended by substituting the words "age 59" for the words "age 70."
    XI. Section 5(c) is amended by substituting the words "age 59" for the Words "age 70."
     XII. This amendment shall be effective as of July 1, 1990.
     VI. In all respects not amended, the Agreement is hereby ratified and confirmed.
                                   * * * * *
     To record the adoption of this amendment as set forth above, the Company has caused this document to be signed on this 10th day of May, 1994.
                                                 HEILIG-MEYERS COMPANY

                                              By /s/ William C. DeRusha

                                   /s/ George A. Thornton, III
                                   George A. Thornton, III


                                                                   Exhibit ll

                           Employment Agreement



                                August 26, 1993



Mr. Joseph R. Jenkins
Executive Vice President and
  Chief Financial Officer
Heilig-Meyers Company
2235 Staples Mill Road
Richmond, Virginia  23230

Dear Joe:

     This letter will amend our letter of April 10, 1991 confirming our understanding of the terms and conditions of your employment with Heilig-Meyers Company and its subsidiaries (the "Company"). In recognition of your past and future services with the Company and other good and valuable consideration, your employment agreement is amended as follows:
     I. Effective as of September 18, 1993, the third sentence of Section 3 of your employment agreement shall read:
          The Company also agrees to pay you an annual bonus ("Bonus") in accordance with the Company's bonus program for Company officers (the "Bonus Plan"); provided, however, that in the event of a Change of Control (as hereafter defined), your annual Bonus shall not be less than the average Bonus paid to you during the three fiscal years immediately preceding the year for which the Bonus is currently payable.

    II. In all respects not amended, your employment agreement is hereby ratified and confirmed.
     If the foregoing is in accordance with your understanding, please sign and return the extra copy of this agreement to the Company.
                              HEILIG-MEYERS COMPANY


                              By: /s/ William C. DeRusha
                                  William C. DeRusha

                                   /s/ Joseph R. Jenkins
                                   Joseph R. Jenkins


                                                                   Exhibit mm

                             Employment Agreement

                                August 26, 1993



Mr. James R. Riddle
2151 Chepstow Terrace
Midlothian, Virginia  23113

Dear James:

     This letter will amend our letter of April 10, 1991 confirming our understanding of the terms and conditions of your employment with Heilig-Meyers Company and its subsidiaries (the "Company"). In recognition of your past and future services with the Company and other good and valuable consideration, your employment agreement is amended as follows:
     I. Effective as of September 18, 1993, the third sentence of Section 3 of your employment agreement shall read:
          The Company also agrees to pay you an annual bonus ("Bonus") in accordance with the Company's bonus program for Company officers (the "Bonus Plan"); provided, however, that in the event of a Change of Control (as hereafter defined), your annual Bonus shall not be less than the average Bonus paid to you during the three fiscal years immediately preceding the year for which the Bonus is currently payable.

    II. In all respects not amended, your employment agreement is hereby ratified and confirmed.
     If the foregoing is in accordance with your understanding, please sign and return the extra copy of this agreement to the Company.
                              HEILIG-MEYERS COMPANY


                              By: /s/ William C. DeRusha
                                  William C. DeRusha


                                   /s/ James R. Riddle
                                   James R. Riddle

                                                                     Exhibit nn




                             Employment Agreement

                                August 26, 1993



Mr. James F. Cerza
357 Holly Lake Drive
Manakin Sabot, Virginia  23103

Dear James:

     This letter will amend our letter of April 10, 1991 confirming our understanding of the terms and conditions of your employment with Heilig-Meyers Company and its subsidiaries (the "Company"). In recognition of your past and future services with the Company and other good and valuable consideration, your employment agreement is amended as follows:
     I. Effective as of September 18, 1993, the third sentence of Section 3 of your employment agreement shall read:
          The Company also agrees to pay you an annual bonus ("Bonus") in accordance with the Company's bonus program for Company officers (the "Bonus Plan"); provided, however, that in the event of a Change of Control (as hereafter defined), your annual Bonus shall not be less than the average Bonus paid to you during the three fiscal years immediately preceding the year for which the Bonus is currently payable.

    II. In all respects not amended, your employment agreement is hereby ratified and confirmed.
     If the foregoing is in accordance with your understanding, please sign and return the extra copy of this agreement to the Company.

                              HEILIG-MEYERS COMPANY


                              By: /s/ William C. DeRusha
                                  William C. DeRusha


                                   /s/ James F. Cerza
                                   James F. Cerza

                                                                Exhibit 11

                HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                   COMPUTATION OF PER SHARE EARNINGS

                                             FISCAL YEAR ENDED
                                 February 28,   February 28,   February 29,
                                    1994           1993           1992

Primary Earnings Per Share:

   Average number of
    shares outstanding            47,292,368     43,999,398     41,454,333
   Net effect of stock
    options                        1,810,937      1,356,205        667,975

   Average number of
    shares as adjusted            49,103,305     45,355,603     42,122,308
   Net earnings                  $54,996,000    $38,009,000    $26,984,000
   Per share amount                    $1.12           $.84           $.64

Fully Diluted Earnings
   Per Share:
   Average number of
    shares outstanding            47,292,368     43,999,398     41,454,333
   Net effect of stock
    options                        1,988,509      1,643,622        963,378

   Average number of
    shares as adjusted            49,280,878     45,643,020     42,417,711
   Net earnings                  $54,996,000    $38,009,000    $26,984,000
   Per share amount                    $1.12           $.83           $.63

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during each period. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging currently from $5.52 to $35.06. All shares and prices reflect three-for-two common stock splits distributed in January 1992, November 1992 and July 1993.



                                                              Exhibit 24A

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in (i) the Registration Statements No. 2-96961 and No. 33-28095 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under 1983 Stock Option Plan of the Company, (ii) the Registration Statements
No. 33-35263, No. 33-50086 and No. 33-64616 on Form S-8 and related
Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1990 Stock Option Plan of the Company and related Prospectus of the Company and (iii) the Registration Statement No. 33-43791 on Form S-8 relating to the Heilig-Meyers Company Employee Stock Purchase
Plan and related Prospectus of the Company of our report dated March 21, 1994 on the consolidated financial statements and supporting schedules of Heilig-Meyers Company and subsidiaries, as listed under Items 14(a) (1) and
(2), both appearing in the Annual Report on Form 10-K of Heilig-Meyers Company for the year ended February 28, 1994.

/s/ Deloitte & Touche

Richmond, Virginia
May 23, 1994