Form 10-Q
period 1994-05-31
HEILIG MEYERS CO
filed 1994-07-12
CIK 46601

- - -
                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1994

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                            OR

For the transition period from                to

Commission file number                       #1-8484

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1994.

      48,434,823 shares of Common Stock, $2.00 par value.

                                HEILIG-MEYERS COMPANY
                                        INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three Months Ended May 31, 1994
            and May 31, 1993 (Unaudited).  .  .  .  .  .  .  .  .  .  .3

            Consolidated Balance Sheets as of
            May 31, 1994, and February 28, 1994 (Unaudited). . . . . . 4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1994 and
            May 31, 1993 (Unaudited) . . . . . . . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements (Unaudited) . . 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . 7

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits . . . . . . . . . . . .13
            b.  There were no reports on Form 8-K filed
                during the quarter ended May 31, 1994.

                                HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)


                                               Three Months Ended
                                                            May 31,
                                                        1994      1993

Revenues:
      Sales                                           $223,181  $156,025
      Other income                                      45,666    30,736
        Total revenues                                 268,847   186,761

Costs and Expenses:
      Costs of sales                                   141,271    97,231
      Selling, general and
        administrative                                  81,239    55,792
      Interest                                           7,101     6,127
      Provision for doubtful
        accounts                                        10,080     6,709
        Total costs and expenses                       239,691   165,859

Earnings before provision for
      income taxes                                      29,156    20,902

Provision for income taxes                              10,846     7,441

Net earnings                                          $ 18,310  $ 13,461


Net earnings per share of common
  stock:
      Primary and fully diluted                          $0.37     $0.29


Cash dividends per share of
      common stock                                       $0.06     $0.05



See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                                CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)
                                (Unaudited)



                                                    May 31,       February 28,
                                                     1994             1994

ASSETS

Current assets:
      Cash                                       $    6,388       $    6,295
      Accounts receivable, net                      520,672          535,437
      Other receivables                              19,606           17,988
      Inventories                                   193,195          184,216
      Other                                          26,501           21,366
         Total current assets                       766,362          765,302

Property and equipment, net                         170,816          168,142
Other assets                                        111,264          106,741

                                                 $1,048,442       $1,040,185


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  131,400       $  172,600
      Long-term debt due within
         one year                                    34,351           37,718
      Accounts payable                               69,803           69,045
      Accrued expenses                               49,131           32,764
         Total current liabilities                  284,685          312,127
Long-term debt                                      266,572          248,635
Deferred income taxes                                47,906           46,194

Commitments                                             ---              ---

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     96,870           96,846
      Capital in excess of par value                119,022          118,400
      Retained earnings                             233,387          217,983
            Total stockholders' equity              449,279          433,229

                                                 $1,048,442       $1,040,185




See notes to consolidated financial statements.
                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                      Three Months Ended
                                                             May 31,
                                                      1994           1993

Cash flows from operating activities:
   Net earnings                                   $ 18,310        $ 13,461
   Adjustments to reconcile net
      earnings to net cash used by
      operating activities:
       Depreciation and amortization                 6,148           4,740
        Provision for doubtful accounts             10,080           6,709
        Other, net                                     (75)             27
        Change in operating assets and
          liabilities net of the effects
          of acquisitions:
             Accounts receivable                    (46,140)       (35,743)
           Sale of accounts receivable               50,000          - - -
             Other receivables                       (1,618)         2,757
             Inventories                             (7,436)       (14,004)
             Prepaid expenses                        (5,972)        (1,866)
             Accounts payable                           758         (4,927)
             Accrued expenses                        18,046          4,471
               Net cash provided/(used)
               by operating activities               42,101        (24,375)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                 (5,543)        (4,778)
  Additions to property and equipment                (6,781)        (5,896)
  Disposals of property and equipment                   123            707
  Miscellaneous investments                            (917)        (2,056)
               Net cash used by investing
               activities                           (13,118)       (12,023)

Cash flows from financing activities:
  Issuance of common stock                              646         75,590
  Net decrease in notes payable                     (96,200)       (26,100)
  Proceeds from long-term debt                       80,000          - - -
  Payments of long-term debt                        (10,430)       (10,455)
  Dividends paid                                     (2,906)        (2,078)
               Net cash provided/(used)
                 by financing activities            (28,890)        36,957

Net increase in cash                                     93            559
Cash at beginning of period                           6,295          3,868
Cash at end of period                             $   6,388       $  4,427


See notes to consolidated financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


.A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 28, 1994. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K. The results for the first quarter of fiscal year 1995 are not necessarily indicative of future financial results.

B. On April 6, 1994, the Board of Directors declared a cash dividend of $0.06 per share which was paid on May 21, 1994, to stockholders of record on April 27, 1994.

C. Subsequent to May 31, 1994, the Company received a commitment to borrow $25,000,000 at an interest rate of 7.62% from an insurance company. The proceeds will be used to reduce notes payable to banks. As a result, the Company reclassified $25,000,000 of notes payable as long-term debt on the accompanying May 31, 1994, balance sheet.

D. During the quarter the Company amended two asset securitization agreements involving the sale of accounts receivable. The amendments increased the contract amounts from $40 million and $50 million to $60 million and $80 million, respectively. The amended agreements have lives of 54 and 42 months, respectively.

E. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $33,171,000 and $28,497,000 and unearned finance income was $47,641,000 and $49,420,000 at May 31, 1994, and
      February 28, 1994, respectively.

F. The Company made income tax payments of $823,000 and $1,870,000 during the three months ended May 31, 1994, and May 31, 1993, respectively.

G. The Company made interest payments of $5,586,000 and $4,484,000 during the three months ended May 31, 1994, and May 31, 1993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
      CONDITION
    The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of this document, and with the Company's audited financial statements and notes thereto for the fiscal year ended February 28, 1994.

RESULTS OF OPERATIONS
     Total revenues for the quarter rose 44.0% to $268.8 million from $186.8 million in the prior year. Net earnings increased 36.0% to $18.3 million or $0.37 per share compared to $13.5 million or $0.29 per share in the prior year.
      Sales for the first quarter increased 43.0% to $223.2 million from
$156.3 million in the first quarter of the prior year.   Stores which were
operated by the company one year ago (comparable stores) contributed 10.0% while new stores contributed the remaining 33.0% of the 43.0% total sales increase. Management attributes the favorable comparable store sales increase to the continued focus on operational enhancements such as targeted customer advertising and improved merchandising programs. Included in the 33.0% new store increase are sales of $25.8 million from the recently acquired southwest and west coast stores. The performance of the southwest and west coast stores was consistent with management's expectations.
     As a percentage of sales, other income increased to 20.5% from 19.7% in the prior year. The increase is the result of the delayed recognition of finance income from strong fiscal 1994 sales, earned over the average contract stretch.
     Costs of sales increased to 63.3% from 62.3% in the prior year. Gross margins were down due to the use of more promotional pricing to stimulate sales as well as oversold promotional items being replaced with higher cost goods which were sold at the promotional prices. Occupancy expense remained consistent, as a percentage of sales, with the prior year quarter. Delivery expense decreased slightly as a percentage of sales due to economies of scale efficiencies recognized with the higher sales volume. Management expects costs of sales to continue to be higher than in the prior year due to ongoing promotional pricing and slightly higher costs associated with the transition of the recently acquired southwest and west coast stores as distribution operations are implemented.
     Selling, general and administrative expense increased as a percentage of sales to 36.4% from 35.8% in the prior year. Advertising costs increased as a result of the Company's increased use of institutional advertising methods such as television and radio, especially in the larger city markets.
Salaries increased slightly as a result of additional promotional monies being paid to store personnel in order to stimulate sales. However, these increases were partially offset by leverage on the higher sales volume in data processing expenses, depreciation and other miscellaneous costs. Management believes that selling, general and administrative expense will show slight increases over the prior year, as a percentage of sales, for the remainder of fiscal 1995 due to the transitional expenses relating to the implementation of Heilig-Meyers systems in the recently acquired southwest and west coast stores.
     Interest expense decreased as a percentage of sales from 3.9% in the first quarter of fiscal 1994 to 3.2% in the first quarter of fiscal 1995 primarily due to the decrease in weighted average long-term interest rates from 9.1% to 8.2%. The Company is focusing on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt than in the prior year. This strategy is designed to minimize the Company's exposure to changes in short-term interest rates. Currently only approximately 19% of debt obligations, or approximately 9% of total capital, are in variable rate instruments. As a result, fluctuations of interest rates throughout the remainder of the fiscal year are not expected to have a significant impact on consolidated net earnings. Subsequent to May 31, 1994, the Company received a long-term commitment to borrow $25.0 million at an interest rate of 7.62%. The proceeds will be used to reduce notes payable. Accordingly, the Company reclassified $25.0 million of notes payable as long-term debt on the May 31, 1994, balance sheet included in Item 1 of this document.
     The provision for doubtful accounts increased as a percentage of sales to 4.5% from 4.3% in the quarter of the previous fiscal year. An increase in the portfolio loss rate in relation to the growing accounts receivable base caused the increase.
     The tax rate in effect for fiscal 1995 is 37.2% compared to 35.6% for the first quarter of fiscal 1994. The increase is primarily due to the enactment of The Omnibus Reconciliation Act of 1993 in the second quarter of fiscal 1994, which increased the Company's federal tax rate, and an increase in the Company's state taxes relating to the entrance into new states bearing higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES
     The Company increased its cash position $93,000 to $6,388,000 at May 31, 1994, from $6,295,000 at February 28, 1994, compared to an increase of $559,000 in the comparable period a year ago.
   Net cash inflow from operating activities was $42.1 million, compared to a net cash outflow of $24.4 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. The positive cash flow from operations during the first quarter of fiscal year 1995 was due to the amendment of two asset securitization agreements involving the sale of an additional $50.0 million of accounts receivable. Accounts receivable net of the securitization transactions increased due to the continued increases in credit sales. During the quarter net cash outflows for inventories decreased as compared to the prior year. As a result of the high sales volume in the quarter and management's efforts to improve inventory turns, total company inventory per store has decreased approximately 4.1%. Inventory turns have increased to 2.6 at May 1994 from 2.4 at May 1993. The increase in accrued expenses was mainly attributable to a higher income tax liability resulting from higher effective tax rate and higher state tax rates. Continued extension of credit and related increases in customer accounts receivable combined with an increase in inventory levels associated with the addition of new stores and a new distribution center opening in Fontana, California, will likely produce negative cash flow from operations in the forthcoming fiscal 1995 quarters.
     Investing activities produced negative cash flows of $13.1 million during the first quarter of fiscal 1995 as compared to $12.0 million in the prior year. Additions to property and equipment increased slightly compared to the same period in the prior year as the Company continues the remodeling of new and existing stores. The Company expects total capital spending for fiscal 1995 to be stable both as a percentage of sales and assets compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations supplemented by external sources of funds.
     Financing activities produced negative cash flows of $28.9 million during the first quarter of fiscal 1995 as compared to a $37.0 million positive cash flow in the prior year. This decrease in cash flow is mainly due to a common stock offering in the prior year which resulted in proceeds of $74.5 million. During the most recent quarter, the Company received $80.0 million in relation to a long-term borrowing at an interest rate of 6.9%.
The $80.0 million in proceeds was used to reduce notes payable. The Company has lines of credit through ten banks totaling $324.0 million of which $167.6 million was unused at May 31, 1994.


                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 11, 1994                  /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      July 11, 1994                  /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President - Accounting
                                          Principal Accounting Officer

                                     INDEX TO EXHIBITS

11.  Computation of Per Share Earnings................................ 13

EXHIBIT 11
                                   HEILIG-MEYERS COMPANY
                             COMPUTATION OF PER SHARE EARNINGS
                       (Amounts in thousands except per share data)


                                             Three Months Ended
                                              May 31,     May 31,
                                               1994        1993

Primary Earnings Per Share:

  Average number of
    shares outstanding                          48,431     44,776

  Net effect of stock
    options                                      1,590      1,363

  Average number of
    shares as adjusted                          50,021     46,139

  Net earnings                                 $18,310    $13,461

  Per share amount                             $   .37    $   .29


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding                          48,431     44,776

  Net effect of stock
    options                                      1,590      1,433

  Average number of
    shares as adjusted                          50,021     46,209

  Net earnings                                 $18,310    $13,461

  Per share amount                             $   .37    $   .29


Earnings Per Common Share:

      Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06.