Form 10-Q
period 1994-08-31
HEILIG MEYERS CO
filed 1994-10-13
CIK 46601

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1994.

            48,449,773 shares of Common Stock, $2.00 par value.

                                   HEILIG-MEYERS COMPANY
                                           INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three Months and Six Months Ended
            August 31, 1994 and August 31, 1993 (Unaudited). . . . . . . . . 3

            Consolidated Balance Sheets
            August 31, 1994 and February 28, 1994 (Unaudited). . . . . . . . 4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1994 and
            August 31, 1993 (Unaudited). . . . . . . . . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements (Unaudited) . . . . . 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . 7


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .13
            b.  There were no reports on Form 8-K filed
                during the quarter ended August 31, 1994.

                             PART I  FINANCIAL INFORMATION

                                   HEILIG-MEYERS COMPANY
                            CONSOLIDATED STATEMENTS OF EARNINGS
                       (Amounts in thousands except per share data)
                                        (Unaudited)


                                   Three Months Ended   Six Months Ended
                                      August 31,            August 31,
                                    1994      1993        1994     1993

Revenues:
      Sales                     $223,359    $171,578    $446,540  $327,603
      Other income                45,760      33,115      91,426    63,851
        Total revenues           269,119     204,693     537,966   391,454

Costs and Expenses:
      Costs of sales             145,244     110,586     286,515   207,817
      Selling, general and
        administrative            82,195      61,584     163,434   117,376
      Interest                     7,890       5,753      14,991    11,880
      Provision for doubtful
        accounts                  10,208       7,549      20,288    14,258
        Total costs and expenses 245,537     185,472     485,228   351,331

Earnings before provision for
      income taxes                23,582      19,221      52,738    40,123

Provision for income taxes         8,765       7,804      19,611    15,245

Net earnings                    $ 14,817    $ 11,417    $ 33,127  $ 24,878


Net earnings per share of common
  stock:
      Primary and fully diluted    $0.30       $0.23       $0.66     $0.52


Cash dividends per share of
      common stock                 $0.06       $0.05       $0.12     $0.10



See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                                CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)
                                        (Unaudited)



                                         August 31,            February 28,
                                            1994                   1994

ASSETS

Current assets:
      Cash                             $     6,011            $     6,295
      Accounts receivable, net             562,098                535,437
      Other receivables                     18,413                 17,988
      Inventories                          231,414                184,216
      Other                                 32,319                 21,366
         Total current assets              850,255                765,302

Property and equipment, net                186,875                168,142
Other assets                               116,030                106,741

                                        $1,153,160             $1,040,185


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                     $  242,100             $  172,600
      Long-term debt due within
         one year                           43,827                 37,718
      Accounts payable                      80,234                 69,045
      Accrued expenses                      24,755                 32,764
         Total current liabilities         390,916                312,127

Long-term debt                             252,299                248,635
Deferred income taxes                       48,251                 46,194

Commitments                                   ---                    ---

Stockholders' equity:
      Preferred stock, $10 par value          ---                    ---
      Common stock, $2 par value            96,900                 96,846
      Capital in excess of par value       119,497                118,400
      Retained earnings                    245,297                217,983
            Total stockholders' equity     461,694                433,229

                                        $1,153,160             $1,040,185




See notes to consolidated financial statements.
                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                      Six Months Ended
                                                          August 31,
                                                   1994                1993

Cash flows from operating activities:
   Net earnings                                  $ 33,127            $ 24,878
   Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization               11,992               9,865
        Provision for doubtful accounts            20,288              14,258
        Other, net                                   ( 81)               ( 49)
        Change in operating assets and
          liabilities net of the effects
          of acquisitions:
             Accounts receivable                  (86,230)            (78,016)
             Sale of accounts receivable           50,000                 --
             Other receivables                      ( 425)             (1,245)
             Inventories                          (42,194)            (16,328)
             Prepaid expenses                     (11,988)             (1,571)
             Accounts payable                      11,189               4,296
             Accrued expenses                      (5,885)             (2,811)
               Net cash used by operating
               activities                         (20,207)            (46,723)

Cash flows from investing activities:
  Acquisitions, net of cash acquired              (26,523)            (12,983)
  Additions to property and equipment             (26,553)            (17,854)
  Disposals of property and equipment                 234               1,004
  Miscellaneous investments                        (1,846)             (2,344)
               Net cash used by investing
               activities                         (54,688)            (32,177)

Cash flows from financing activities:
  Issuance of common stock                          1,151              76,663
  (Decrease)/Increase in notes payable, net       (10,500)             12,100
  Proceeds from long-term debt                    105,000              10,000
  Payments of long-term debt                      (15,227)            (15,260)
  Dividends paid                                   (5,813)             (4,479)
               Net cash provided by financing
               activities                          74,611              79,024

Net (decrease)/increase in cash                      (284)                124
Cash at beginning of period                         6,295               3,868
Cash at end of period                           $   6,011            $  3,992


See notes to consolidated financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 28, 1994. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K. The results for the second quarter of fiscal year 1995 are not necessarily indicative of future financial results.

B. On June 15, 1994, the Board of Directors declared a cash dividend of $0.06 per share which was paid on August 20, 1994, to stockholders of record on July 14, 1994.

C. During the first quarter of fiscal 1995, the Company amended two asset securitization agreements involving the sale of accounts receivable. The amendments increased the contract amounts from $40 million and $50 million to $60 million and $80 million, respectively. The amended agreements have lives of 54 and 42 months, respectively.

D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $31,235,000 and $28,497,000 and unearned finance income was $51,155,000 and $49,420,000 at August 31, 1994, and February 28, 1994, respectively.

E. The Company made income tax payments of $21,314,000 and $13,123,000 during the six months ended August 31, 1994, and August 31, 1993, respectively.

F. The Company made interest payments of $12,685,000 and $11,957,000 during the six months ended August 31, 1994, and August 31, 1993, respectively.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


      The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in

Item 1 of this document, and with the Company's audited financial statements and notes thereto for the fiscal year ended February 28, 1994.


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 31.5% to $269.1 million from $204.7 million in the prior year.  Net earnings increased 29.8% to $14.8 million or

$0.30 per share compared to $11.4 million or $0.23 per share in the prior year.  For the six months ended August 31, 1994, total revenues increased by

37.4% to $538.0 million from $391.5 million in the prior year.  Net earnings increased 33.2% to $33.1 million from $24.9 million in the prior year.

      Sales for the second quarter increased 30.2% to $223.4 million from

$171.6 million in the second quarter of the prior year.  Stores which were operated by the Company one year ago (comparable stores) contributed a 6.1%

increase while new stores contributed the remaining 24.1% of the 30.2% total sales increase.  For the six month period ended August 31, 1994, sales increased 36.3% to $446.5 million from $327.6 million in the prior year with sales in comparable stores increasing 7.4%.  The northern and midwest area stores,those located in Ohio, Pennsylvania, Iowa, Missouri and Illinois,

had the largest sales increases for the quarter.  Many of these stores are two to three years old. Sales for the recently acquired southwest stores

(the former McMahan's) were $23.4 million for the quarter ended August 31,

1994, and $49.2 million for the six months ended August 31, 1994.

The performance of the southwest stores was consistent with management's expectations.

      As a percentage of sales, other income increased to 20.5% from 19.3% and to 20.5% from 19.5% for the three months and six months ended August 31,

1994, respectively.  The increases are primarily the result of the delayed recognition of finance income, from strong fiscal 1994 sales, which is earned over the average contract stretch.  In addition, the southwest stores are contributing higher finance income, as a percentage of sales,

due to a longer contract stretch and slightly higher average percentage rate.

      Costs of sales for the quarter ended August 31, 1994, increased to 65.0%

of sales compared to 64.5% in the prior year.   For the six month period,

costs of sales were 64.2% compared to 63.4% in the prior year.  Gross margins decreased due to continued promotional pricing in an effort to stimulate sales.

The southwest stores experience lower gross margins due to a sales mix weighted more heavily to electronics and appliances.  Occupancy expense increased slightly as a percentage of sales due to costs associated with the southwest stores and the opening of the Fontana, California Distribution

Center. As of September 1, 1994, the Fontana Distribution Center

is servicing all 91 southwest stores.  Delivery costs may increase slightly during the second half of the fiscal year due to the Fontana Distribution

Center having higher operating costs, as a percentage of sales, during the transition period.  As a result, management expects overall costs of sales to continue to be slightly higher in the second half of the year than in the prior year due to higher costs associated with the southwest operations as well as ongoing company-wide promotional pricing.

     Selling, general and administrative expense increased as a percentage of sales during the quarter to 36.8% from 35.9% in the prior year.  For the six months ended August 31, 1994, selling, general and administrative expense increased to 36.6% from 35.8%. Advertising costs increased approximately 1.0%

of sales compared to the prior year quarter.  This increase is the result of the Company's increased use of institutional advertising methods such as radio and television, especially in the larger city markets.  Store level radio and newspaper advertising also increased to stimulate sales.  Miscellaneous administrative expenses, resulting from duplicate costs incurred in the east coast and southwest offices, increased slightly over the prior year but were offset by leverage gained from higher sales volume on certain fixed items such as depreciation and amortization.  Management expects selling, general and administrative expenses to continue to show increases over the prior year due to additional advertising Company-wide, forthcoming advertising costs associated with the introduction of the Heilig-Meyers name in the recently acquired southwest market and transitional expenses associated with the implementation of Heilig-Meyers systems in the southwest stores.

      Interest expense increased during the quarter to 3.5% of sales from 3.4%

in the prior year.  For the six months ended August 31, 1994, interest expense

decreased to 3.4% of sales from 3.6% in the prior year.   The increase in the

quarter is primarily due to an overall increase in debt levels associated with growth in accounts receivable and inventory. Long-term debt levels have increased over the prior year as the Company is focusing on structuring its debt portfolio to contain a high percentage of long-term fixed rate debt to minimize the Company's exposure to short-term interest rate fluctuations.

As a result, fluctuations of interest rates throughout the remainder of the fiscal year are not expected to have a significant impact on consolidated net earnings.  The Company reduced its borrowings in the prior year quarter with $74.5 million in proceeds from a common stock offering.  Weighted average short-term rates for the quarter increased to 4.7% from 3.5% in the prior year.  Weighted average long-term rates for the quarter decreased to

7.9% from 9.0% in the prior year.

      During the quarter, the provision for doubtful accounts increased as a percentage of sales to 4.6% from 4.4% in the prior year.  The provision for doubtful accounts for the six months ended August 31, 1994, increased to 4.5%

from 4.4%.  An increase in the portfolio loss rate applied to a growing accounts receivable base caused the increases.

      The tax rate in effect for fiscal 1995 is 37.2% compared to 38.0% for the first six months of the prior year. During the second quarter of the prior year the Omnibus Reconciliation Act of 1993 ("the Budget Act") was

signed into law.  The Company was required to adjust its deferred income tax balance to reflect the higher tax rate and recognize the effects of that adjustment in the prior year second quarter.


LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $284,000 to $6,011,000 at August

31, 1994, from $6,295,000 at February 28, 1994, compared to an increase of

$124,000 in the comparable period a year ago.

      Net cash outflow from operating activities was $20.2 million, compared to $46.7 million in the comparable period of the prior year.  The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers.  During the first quarter of fiscal 1995, the

Company amended two of its asset securitization agreements involving the sale of an additional $50.0 million of accounts receivable.  Accounts receivable net of the securitization transactions increased due to the continued

increase in credit sales.  During the first six months of fiscal year 1995,

net cash outflows for inventories increased as compared to the prior year.  This increase is attributable to the addition of the Fontana

Distribution Center, early purchasing for the upcoming holiday selling season and new store openings.  The overall increase in inventory from August 31,

1993, to August 31, 1994, is due to the addition of two distribution centers and 148 new stores.  Inventory turns for the year have remained constant at

2.4 as compared to the prior year. Continued extension of credit and related increases in customer accounts receivable will likely produce negative cash flow from operations in the forthcoming quarters of fiscal 1995.

      Investing activities produced negative cash flows of $54.7 million during the first six months of fiscal 1995 as compared to $32.2 million in the prior year.  Cash flows for acquisitions increased to $26.5 million from $13.0 million in the prior year.  The increase is primarily due to the purchase of nine stores from Nelson Brothers Furniture Corporation of Chicago,

Illinois, which included approximately $12.9 million of accounts receivable.

During the first half of the prior year the Company only purchased $2.3

million of accounts receivable through acquisitions.   Cash flows for

additions to property and equipment increased as compared to prior year as the Company continues the remodeling of new and existing stores.

The Company is also expanding the Rocky Mount, North Carolina, the

Russellville, Alabama and the Mount Sterling, Kentucky distribution centers.

The expansion of these distribution centers is expected to be completed during the third quarter of the current fiscal year and will provide each with an additional 100,000 square feet of space.  Capital expenditures will continue to be financed by cash flows from operations supplemented by external sources of funds.

      Financing activities produced positive cash flows of $74.6 million during the first six months of fiscal 1995 as compared to $79.0 million in the prior year.  During the current fiscal year the Company has received

$105.0 million in long-term borrowings in two separate transactions of $80.0 million and $25.0 million at interest rates of 6.9% and 7.6% respectively.

The $105 million in proceeds was used to reduce notes payable.  In the prior year the Company received $74.5 million in proceeds from a common stock offering. The Company has lines of credit through 11 banks totaling $300.0

million of which $57.9 million was unused at August 31, 1994.


                           PART II  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the Company's shareholders was held June 15, 1994.

(c)(i) At such annual meeting, the shareholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of shares of common stock which the Company is authorized to issue to 250,000,000. The holders of the Company's outstanding common stock were entitled to vote on the amendment. The amendment was approved by the following vote:

                  FOR         -              35,686,537

                  AGAINST     -               7,831,848

                  ABSTAIN     -                  98,688

(c)(ii) The shareholders approved the ratification of the selection of Deloitte & Touche as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

                  FOR         -              43,470,425

                  AGAINST     -                  31,491

                  ABSTAIN     -                 115,157

(c)(iii) The shareholders of the Company approved the adoption of the 1994 Stock Option Plan. The adoption was approved by the following vote:

                  FOR         -              40,768,759

                  AGAINST     -               2,732,790

                  ABSTAIN     -                 115,524

(c)(iv) The shareholders of the Company also elected a board of twelve directors for one-year terms. The elections were approved by the following vote:

           Directors                 For            Withheld

      William C. DeRusha          43,445,161         171,912
      Troy A. Peery, Jr.          43,445,409         171,664
      Alexander Alexander         43,525,984          91,089
      Robert L. Burrus, Jr.       43,444,524         172,549
      Arthur D. Charpentier       43,527,924          89,149
      Benjamin F. Edwards III     43,522,349          94,724
      Alan G. Fleischer           43,512,300         104,773
      Nathaniel Krumbein          43,441,921         175,172
      Hyman Meyers                43,443,038         174,035
      S. Sidney Meyers            43,442,777         174,296
      Lawrence N. Smith           43,528,767          88,306
      George A. Thornton III      43,527,137          89,936

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11 Computation of Per Share Earnings

Exhibit 27 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended August 31, 1994.


                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Heilig-Meyers Company
                                       (Registrant)


Date:     October 13, 1994             /s/Joseph R. Jenkins
                                       Joseph R. Jenkins
                                       Executive Vice President
                                       Principal Financial Officer

Date:     October 13, 1994             /s/William J. Dieter
                                       William J. Dieter
                                       Senior Vice President - Accounting
                                       Principal Accounting Officer







                                        Exhibit 11
                                   HEILIG-MEYERS COMPANY
                             COMPUTATION OF PER SHARE EARNINGS
                       (Amounts in thousands except per share data)


                            Three Months Ended        Six Months Ended
                          August 31,  August 31,  August 31,    August 31,
                             1994        1993        1994          1993

Primary Earnings Per Share:

  Average number of
    shares outstanding       48,441     48,017       48,436        46,396

  Net effect of stock
    options                   1,479      1,655        1,578         1,575

  Average number of
    shares as adjusted       49,920     49,672       50,014        47,971

  Net earnings              $14,817    $11,417      $33,127       $24,878

  Per share amount          $   .30    $   .23      $   .66       $   .52


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding       48,441     48,017       48,436        46,396

  Net effect of stock
    options                   1,479      1,837        1,578         1,857

  Average number of
    shares as adjusted       49,920     49,854       50,014        48,253

  Net earnings              $14,817    $11,417      $33,127       $24,878

  Per share amount          $   .30    $   .23      $   .66       $   .52


Earnings Per Common Share:

      Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options priced at $35.06 were not included in the earnings per share calculation as they were antidilutive during the period.

Exhibit 27  Financial Data Schedule