Form 10-Q
period 1994-11-30
HEILIG MEYERS CO
filed 1995-01-13
CIK 46601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q



(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1994      or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1995.

     48,485,306 shares of Common Stock, $2.00 par value.

                           HEILIG-MEYERS COMPANY
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Statements of Earnings for
          Three Months and Nine Months Ended
          November 30, 1994 and November 30, 1993 . . . . . . . . . .3

          Consolidated Balance Sheets As of
          November 30, 1994 and February 28, 1994 . . . . . . . . . .4

          Consolidated Statements of Cash Flows for
          Nine Months Ended November 30, 1994 and
          November 30, 1993 . . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .7

PART II.  OTHER INFORMATION

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .13
Item 6.   Exhibits and Reports on Form 8-K
          a.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . 14
          b.  There were no reports on Form 8-K filed
              during the quarter ended November 30, 1994.

                       PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                           HEILIG-MEYERS COMPANY
                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)
                                (Unaudited)


                                   Three Months Ended   Nine Months Ended
                                      November 30,         November 30,
                                     1994      1993       1994     1993

Revenues:
     Sales                         $264,114  $194,364   $710,654  $521,967
     Other income                    50,975    36,035    142,401    99,886
       Total revenues               315,089   230,399    853,055   621,853

Costs and Expenses:
     Costs of sales                 168,164   121,523    454,680   329,340
     Selling, general and
       administrative                95,564    69,272    258,998   186,648
     Interest                         8,676     6,032     23,667    17,912
     Provision for doubtful
       accounts                      12,783     8,747     33,071    23,005
       Total costs and expenses     285,187   205,574    770,416   556,905

Earnings before provision for
     income taxes                    29,902    24,825     82,639    64,948

Provision for income taxes           11,131     8,962     30,742    24,207

Net earnings                       $ 18,771  $ 15,863   $ 51,897  $ 40,741


Net earnings per share of common
  stock:
     Primary                          $0.38     $0.32      $1.04     $0.84
     Fully diluted                    $0.38     $0.32      $1.04     $0.83


Cash dividends per share of
     common stock                     $0.06     $0.05      $0.18     $0.15



See notes to the consolidated financial statements.

                           HEILIG-MEYERS COMPANY
                        CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except par value data)
                                (Unaudited)



                                           November 30,     February 28,
                                              1994              1994

ASSETS

Current assets:
     Cash                                 $    9,052        $    6,295
     Accounts receivable, net                563,176           535,437
     Other receivables                        12,558            17,988
     Inventories                             232,208           184,216
     Other                                    33,314            21,366
        Total current assets                 850,308           765,302

Property and equipment, net                  200,601           168,142
Other assets                                 123,969           106,741

                                          $1,174,878        $1,040,185


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                        $  210,900        $  172,600
     Long-term debt due within
        one year                              44,192            37,718
     Accounts payable                         96,922            69,045
     Accrued expenses                         39,036            32,764
        Total current liabilities            391,050           312,127

Long-term debt                               255,661           248,635
Deferred income taxes                         50,464            46,194

Commitments                                      ---               ---

Stockholders' equity:
     Preferred stock, $10 par value              ---               ---
     Common stock, $2 par value               96,927            96,846
     Capital in excess of par value          119,617           118,400
     Retained earnings                       261,159           217,983
          Total stockholders' equity         477,703           433,229

                                          $1,174,878        $1,040,185



See notes to the consolidated financial statements.

                           HEILIG-MEYERS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)



                                                      Nine Months Ended
                                                         November 30,
                                                     1994          1993

Cash flows from operating activities:
   Net earnings                                    $ 51,897       $ 40,741
   Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 17,746         15,014
       Provision for doubtful accounts               33,071         23,005
       Other, net                                      (310)          (179)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
           Accounts receivable                     (152,319)      (141,784)
           Sale of accounts receivable              100,000              0
           Other receivables                          4,652          2,128
           Inventories                              (44,903)       (31,412)
           Prepaid expenses                         (13,343)        (1,519)
           Accounts payable                          27,877         10,147
           Accrued expenses                           8,991         10,266
             Net cash provided (used)
               by operating activities               33,359        (73,593)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                (28,962)       (14,947)
  Additions to property and equipment               (48,923)       (29,852)
  Disposals of property and equipment                 4,264          1,295
  Miscellaneous investments                          (1,358)        (2,775)
             Net cash used by investing
               activities                           (74,979)       (46,279)

Cash flows from financing activities:
  Issuance of common stock                            1,298         77,176
  Increase(decrease) in notes payable, net          (41,700)        40,300
  Proceeds from long-term debt                      115,000         30,000
  Payments of long-term debt                        (21,500)       (21,518)
  Dividends paid                                     (8,721)        (6,882)
            Net cash provided by financing
              activities                             44,377        119,076

Net increase (decrease) in cash                       2,757           (796)
Cash at beginning of period                           6,295          3,868
Cash at end of period                             $   9,052       $  3,072



See notes to the consolidated financial statements.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the February 28, 1994, Annual Report to Stockholders and other current year 10-Q filings. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Details in the notes have not changed except as described in the following paragraphs.

     B. On October 19, 1994, the Board of Directors declared a cash dividend of $.06 per share which was paid on November 26, 1994, to stockholders of record on November 9, 1994.

     C. During the quarter, the Company entered into an asset securitization agreement in which $50 million was received for the sale of accounts receivable. The agreement has a 365-day life which may be extended by agreement of the parties.

     D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $42,529,000 and $28,497,000 and unearned finance income was $52,390,000 and $49,420,000 at November 30, 1994, and February 28, 1994, respectively.

     E. The Company made income tax payments of $27,711,000 and $20,286,000 during the nine months ended November 30, 1994, and November 30, 1993, respectively.

     F. The Company made interest payments of $23,589,000 and $16,090,000 during the nine months ended November 30, 1994, and November 30, 1993, respectively.

     G. The unamortized excess of purchase price over fair market value of the net assets acquired for all acquisitions was $109,245,000 and $93,654,000 at November 30, 1994, and February 28, 1994, respectively. This increase is primarily the result of the acquisition of certain assets relating to 92 stores of McMahan's Furniture Company on January 1, 1994.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of this document, and with the Company's audited financial statements and notes thereto for the fiscal year ended February 28, 1994.

RESULTS OF OPERATIONS
     Total revenues for the quarter rose 36.8% to $315.1 million from $230.4 million in the prior year. Net earnings increased 18.3% to $18.8 million or $0.38 per share compared to $15.9 million or $0.32 per share in the prior year. For the nine months ended November 30, 1994, total revenues increased by 37.2% to $853.1 million from $621.9 million in the prior year. Net earnings increased 27.4% to $51.9 million or $1.04 per share from $40.7 million or $0.83 per share in the prior year.
     Sales for the third quarter increased 35.9% to $264.1 million from $194.4 million in the third quarter of the prior year. Stores which were operated by the Company one year ago (comparable stores) contributed a 9.2% increase while new stores contributed the remaining 26.7% of the 35.9% total sales increase. For the nine-month period ended November 30, 1994, sales increased 36.1% to $710.7 million from $522.0 million in the prior year with sales in comparable stores increasing 8.0%. The midwestern and northern area stores, those located in Illinois, Iowa, Missouri, Ohio, and Pennsylvania had the largest sales percentage increases for the second consecutive quarter. Many of these stores are two to three years old. Sales for the southwestern stores were $26.4 million for the quarter ended November 30, 1994, and $75.6 million for the nine months ended November 30, 1994. The performance of these stores, which were acquired in January of 1994, was consistent with management's expectations.
     For the quarter ended November 30, 1994, other income increased to 19.3% of sales from 18.5% in the prior year. For the nine-month period ended November 30, 1994, other income increased to 20.0% of sales from 19.1% in the prior year. The increases are primarily the result of the delayed recognition of finance income from strong credit sales which is earned over the average contract stretch. In addition, the southwestern stores are contributing higher finance income, as a percentage of sales, due to a longer contract stretch and slightly higher average percentage rates.
     Costs of sales for the quarter ended November 30, 1994, increased to 63.7% of sales compared to 62.5% in the prior year. For the nine-month period, costs of sales increased to 64.0% compared to 63.1% in the prior year. Gross margins decreased due to continued promotional pricing in order to stimulate sales. The southwestern stores experienced lower gross margins due to a sales mix weighted more heavily to electronics and appliances, which are traditionally lower margin lines. Occupancy and delivery expenses increased slightly as a percentage of sales due to higher costs associated with the southwestern stores and the operation of the Fontana, California Distribution Center. In the fourth quarter, management expects costs of sales to continue to be higher than in the prior year, primarily due to ongoing company-wide promotional pricing as well as higher costs, as a percentage of sales, associated with the operation of the Fontana, California distribution center.
     Selling, general and administrative expense increased as a percentage of sales during the quarter to 36.2% from 35.6% in the prior year. For the nine months ended November 30, 1994, selling, general and administrative expense increased to 36.4% from 35.8%. Advertising costs increased over the prior year quarter as a result of the Company's continued increase in the use of media advertising methods such as radio and television, especially in its larger city markets. The additional promotions associated with the introduction of the Heilig-Meyers name in the former McMahan's markets also
contributed to the advertising increase.   This conversion to the Heilig-
Meyers name was completed during the quarter. The increase in advertising during the quarter was partially offset by a decrease in salaries, as a percentage of sales, as base salaries gained leverage from higher sales volume. Miscellaneous administrative expenses, resulting from duplicate costs incurred between the Company's east coast office and the acquired west coast facilities, increased slightly over the prior year quarter. In the fourth quarter, management expects selling, general and administrative costs to continue to show increases over the prior year primarily due to additional advertising Company-wide. Transitional expenses associated with the implementation of Heilig-Meyers systems in the southwestern stores will also continue to contribute to this increase.
     Interest expense increased during the quarter to 3.3% of sales from 3.1% in the prior year. For the nine months ended November 30, 1994, interest expense decreased to 3.3% from 3.4% in the prior year. The increase in the quarter is primarily due to the overall rise in debt levels associated with the growth in inventories and accounts receivable. Also contributing to the quarter increase is the rise in weighted average short term rates to 5.3% from 3.5% in the prior year. However, the effect of the increase in short-term rates was somewhat offset by a decrease in weighted average long-term rates to 7.9% from 8.8% in the prior year. During the year the Company has received $115 million in proceeds from long-term debt borrowings at a weighted average interest rate of 7.2% while repaying $21.5 million of long-term debt which had a weighted average interest rate of 9.8%. The increasing long-term debt levels are a result of the Company's strategy to structure its debt portfolio with a higher percentage of long-term fixed rate debt to minimize the Company's exposure to future short-term interest rate fluctuations. As a result, fluctuations of interest rates during the remainder of the fiscal year are not expected to have a significant impact on
consolidated net earnings.    At the end of the quarter ended November 30,
1994, the Company entered into an asset securitization agreement in which it sold $50 million of accounts receivable with limited recourse. The proceeds were used to reduce notes payable.
     During the quarter, the provision for doubtful accounts increased as a percentage of sales to 4.8% from 4.5% in the prior year. The provision for doubtful accounts for the nine-month period ended November 30, 1994,
increased to 4.7% from 4.4%.   An increase in the portfolio loss rate applied
to a growing accounts receivable base caused the increases in the quarter and the nine months ended November 30, 1994.
     The tax rate in effect for fiscal 1995 is 37.2% compared to   37.3% for
the first nine months of the prior year. During the second quarter of the prior year the Omnibus Reconciliation Act of 1993 was signed into law. The Company was required to adjust its deferred income tax balance to reflect the higher tax rate and recognize the effects of that adjustment in the prior year second quarter.

LIQUIDITY AND CAPITAL RESOURCES
     The Company increased its cash position $2.8 million to $9.1 million at November 30, 1994, from $6.3 million at February 28, 1994, compared to a decrease of $796,000 in the comparable period a year ago.
     Net cash inflow from operating activities was $33.4 million compared to a net cash outflow of $73.6 million in the comparable period a year ago. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. During the third quarter, the Company entered into an asset securitization agreement in which $50 million was received for the sale of accounts receivable. Additionally, two amendments, involving the sale of an additional $50 million of accounts receivable, were made in the first quarter of fiscal 1995 to asset securitization agreements. Thus, total proceeds from the sale of accounts receivable were $100 million for the nine months ended November 30, 1994, which is creating the positive cash flow from operations. During the nine months ended November 30, 1994, cash outflows for inventories increased as compared to the prior year. The increase is attributable to the addition of the Fontana Distribution Center, new store openings and new products added to the electronics line. Inventory turns have remained constant at approximately 2.5 as compared to the prior year. Offsetting the inventory change was a reduction in cash outflows resulting from timing differences of the quarter-end cutoff of accounts payable disbursements. Continued extension of credit and related increases in customer accounts receivable will likely cause net cash flows from operations to be negative in future periods. However, the Company periodically sells accounts receivable, with limited recourse, which provides additional positive cash flows to improve net cash flows from operating activities.
     Investing activities produced negative cash flows of $75.0 million during the nine months ended November 30, 1994, as compared to $46.3 million in the prior year. Cash flows for additions to property and equipment increased as compared to the prior year as the Company continues the remodeling of new and existing stores and expands its prototype store program. During the quarter ended November 30, 1994, the Company completed the expansion of the Rocky Mount, North Carolina, Russellville, Alabama, and Mount Sterling, Kentucky distribution centers. This expansion provides each of these three distribution centers with an additional 100,000 square feet of space. Also during the quarter, the Company completed the installation of Heilig-Meyers store signs in all 91 of the southwestern stores. Cash flows for acquisitions increased to $29.0 million from $14.9 million in the prior year. The increase is primarily due to the purchase of nine stores from Nelson Brothers Furniture Corporation of Chicago, Illinois, for approximately $18.0 million during the second quarter of the current fiscal year.
Capital expenditures will continue to be financed by external sources of funds and cash flows from operations.
     Financing activities produced positive cash flows of $44.4 million during the nine months ended November 30, 1994, as compared to $119.1 million for the same period in the prior year. During the nine months of fiscal 1995, the Company has received $115 million in long-term borrowings in three separate transactions of $80.0 million, $25.0 million and $10.0 million at interest rates of 6.9%, 7.6% and 8.3% respectively. All long-term proceeds were used to reduce notes payable. In the prior year, the Company received $74.5 million in proceeds from a common stock offering. The Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion with cash flow from operations supplemented by other sources of capital. The Company has lines of credit through 11 banks totaling $300.0 million of which $89.1 million was unused at November 30, 1994.

                          PART II OTHER INFORMATION

Item 5.     Other Information
     Subsequent to the quarter ended November 30, 1994, the Company executed a definitive purchase agreement with various entities comprising Berrios Enterprises of Caguas, Puerto Rico, and their stockholders to purchase certain assets related to the operation of 17 stores. Berrios is primarily a small-town retailer of home furnishings with a heavy concentration of sales on in-house credit. Berrios sales for the twelve months ended August 31, 1994, were approximately $65 million. All of the assets to be acquired are located in Puerto Rico. The purchase price for the assets, consisting primarily of accounts receivable, inventory and furniture, fixtures and equipment is expected to be approximately $85 million. The Company plans to finance this purchase through external sources. The Company will lease a majority of the real property associated with this acquisition directly from Berrios, and will assume existing leases on the remaining properties. This acquisition is subject to certain conditions and is expected to close in February 1995.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11   Computation of Per Share Earnings

Exhibit 27   Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended November 30, 1994

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Heilig-Meyers Company
                              (Registrant)



Date:     January 13, 1995    /s/ Joseph R. Jenkins
                              Joseph R. Jenkins
                              Executive Vice President
                              Principal Financial Officer


Date:     January 13, 1995    /s/ William J. Dieter
                              William J. Dieter
                              Senior Vice President - Accounting
                              Principal Accounting Officer

EXHIBIT 11
                           HEILIG-MEYERS COMPANY
                     COMPUTATION OF PER SHARE EARNINGS
               (Amounts in thousands except per share data)


                             Three Months Ended        Nine Months Ended
                          November 30, November 30, November 30, November 30,
                              1994        1993        1994          1993

Primary Earnings Per Share:

  Average number of
    shares outstanding       48,456     48,057       48,443        46,946

  Net effect of stock
    options                   1,542      1,855        1,594         1,689

  Average number of
    shares as adjusted       49,998     49,912       50,037        48,635

  Net earnings              $18,771    $15,863      $51,897       $40,741

  Per share amount          $   .38    $   .32      $  1.04       $   .84


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding       48,456     48,057       48,443        46,946

  Net effect of stock
    options                   1,542      1,933        1,594         1,967

  Average number of
    shares as adjusted       49,998     49,990       50,037        48,913

  Net earnings              $18,771    $15,863      $51,897       $40,741

  Per share amount          $   .38    $   .32      $  1.04       $   .83


Earnings Per Common Share:

     Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options priced at $35.06 were not included in the earnings per share calculation as they were antidilutive during the current year periods.