Form 10-Q/A
period 1994-08-31
HEILIG MEYERS CO
filed 1995-01-24
CIK 46601

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q/A



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



                                       Heilig-Meyers Company
                                       (Registrant)


Date:     January 20, 1995             /s/Joseph R. Jenkins
                                       Joseph R. Jenkins
                                       Executive Vice President
                                       Principal Financial Officer


Date:     January 20, 1995             /s/William J. Dieter
                                       William J. Dieter
                                       Senior Vice President - Accounting
                                       Principal Accounting Officer