Form 10-K
period 1995-02-28
HEILIG MEYERS CO
filed 1995-05-30
CIK 46601

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
   Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 28, 1995 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 5, 1995 was approximately $989,186,812.

     This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 5, 1995 by
<PAGE 1>
(ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

     As of May 5, 1995, there were outstanding 48,549,046 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 21, 1995, are incorporated by reference into
Part III.

<PAGE 2>
                                    INDEX

PART 1
ITEM 1.  BUSINESS                                                       Page

           A.  Introduction                                                4
           B.  Industry Segments                                           5
            C.  Nature of Business
                 General                                                   5
                 Competition                                               5
           D.  Store Operations
                 General                                                   6
                  Merchandising                                            6
                 Advertising and Promotion                                 7
                 Distribution                                              8
                 Credit Operations                                         8
                 Customer Service                                          9
                 Puerto Rican Operations                                   9
           E.  Corporate Expansion                                        10
           F.  Other Factors Affecting the Business of Heilig-Meyers
                  Suppliers                                               10
                  Service Marks, Trademarks and Franchise Operations      10
                  Seasonality                                             11
                  Employees                                               11
                  Foreign Operations and Export Sales                     11

ITEM 2.  PROPERTIES                                                       11

ITEM 3.  LEGAL PROCEEDINGS                                                11

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS             12

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
           RELATED STOCKHOLDER MATTERS                                    15

ITEM 6.  SELECTED FINANCIAL DATA                                          16

ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of
           FINANCIAL CONDITION and RESULTS of OPERATIONS                  18

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA                      22

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
           on ACCOUNTING and FINANCIAL DISCLOSURE                         40

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT              41

ITEM 11.  EXECUTIVE COMPENSATION                                          41

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
           and MANAGEMENT                                                 41

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS                  41

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
           REPORTS on FORM 8-K                                            41

<PAGE 3>
                                  PART 1

                             ITEM 1. BUSINESS

                             A.  Introduction

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

     The Company has grown in recent years, in part, through a series of acquisitions. The following represent the largest acquisitions in the last five years. In August 1991, certain assets of 21 stores were acquired from WCK, Inc., trading as Danley Furniture. In January 1992, the Company acquired the assets of 13 stores from Gibson McDonald Furniture Company. In October 1992, the Company acquired the assets of 14 stores from Wolf
Furniture Enterprises, Inc. In June 1993, the Company acquired the assets of
11 stores from L. Fish, Inc. In January 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company. In August 1994, the Company acquired the assets of 9 stores from Nelson Brothers Furniture Company. Most recently, in February 1995, the Company purchased certain assets relating to the operations of 17 stores owned by Berrios Enterprises of Caguas, Puerto Rico.

     Stores obtained through acquisitions are transitioned to full use of the Company's systems and operating methodologies over a period of time. For most acquisitions, this transition period is short and insignificant to total Company operations. However, due to the size and geographics of the McMahan's acquisition in January 1994, its transition period has been longer than previous acquisitions. As a result, implementation of the Company's distribution and advertising programs began in the second and third quarters of fiscal 1995, respectively. Likewise, implementation of the Company's point-of-sale system began in the third quarter of fiscal 1995. This system as well as all other transitional programs implemented at the former McMahan's stores are expected to be completed in the first half of fiscal 1996.

     In contrast, the Company plans minimal changes to the overall operations of the stores obtained from Berrios Enterprises in February 1995, all of which are located in Puerto Rico. These stores will retain the Berrios name and will operate as a separate subsidiary of the Company known as HMPR, Inc. See "Puerto Rican Operations" for further discussion of this acquisition.

     Except as otherwise noted, the remainder of Part 1, Item I, included herein, addresses the Company's operating policies relating to all stores, excluding those stores located in Puerto Rico. For a discussion of the Company's business and its development during the fiscal year ended February 28, 1995, see "C. Nature of Business."
<PAGE 4>

                           B.  Industry Segments

     The Company considers that it is engaged primarily in one line of business, the sale of home furnishings, and has one reportable industry segment. Accordingly, data with respect to industry segments has not been separately reported herein.

                          C.  Nature of Business

General
     The Company is one of the nation's largest publicly held specialty retailers of furniture with 662 stores (as of May 5, 1995), 645 of which are located in 24 states and 17 of which are located in Puerto Rico. The Company's stores are primarily located in small towns and rural markets in the Southeast, Midwest, West and Southwest of the continental United States.

     The Company's operating strategy includes:

     * Offering a broad selection of affordably priced home furnishings including furniture, consumer electronics, appliances, bedding and floor coverings

     * Locating stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan area

     * Offering in-house credit programs to provide flexible financing to its customers

     * Utilizing a central distribution system to ensure prompt merchandise delivery

     * Emphasizing customer service, including repair service for consumer electronics and other mechanical items, and free delivery

The Company believes this strategy of offering selection, credit, delivery and service typically allows it to have the largest market share among home furnishings retailers in most of its small-town markets.

Competition
     The retail home furnishings industry is a highly competitive and fragmented market. Heilig-Meyers, as a whole, competes with large chains, independent stores, discount stores, furniture stores, specialty stores and others, some of which have financial resources greater than those of the Company, and some of which derive revenues from the sale of products other than home furnishings.
The Company believes that locating stores in small towns and rural markets provides an important competitive advantage. Currently, 79% of all stores are located in towns with populations under 50,000 and more than 25 miles from a metropolitan market. As the majority of other furniture chains locate their stores in larger cities, competition in these small towns largely comes from locally-owned store operations which generally lack the financial strength to compete effectively with the Company.

     Due to volume purchasing, the Company believes it is generally able to offer merchandise at lower prices than its competitors, especially local independent and regional specialty furniture retailers. In addition, management believes that it offers a broader selection of merchandise than many of its competitors. Consequently, the Company believes that its stores generally have the largest market share among furniture retailers in their areas. This market leadership, combined with the relatively stable business environment and the collective economic diversity of these small towns, has contributed to sales and earnings growth, even in slow economic times.
<PAGE 5>

     Based on its experience, the Company believes its competitive environment is comparable in all geographic regions in which it operates. Therefore, the Company does not believe that a regional analysis of its competitive market is meaningful at this time.

                            D.  Store Operations

General
     The Company's stores generally range in size from 10,000 to 35,000 square feet, with the average being approximately 20,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet.
A typical store is designed to give the customer an urban shopping experience in a rural location. During the last three years, the Company revitalized its prototype store construction program. The first new prototype stores opened in fiscal 1993. The Company added 3 of these stores in fiscal 1994, 7 in fiscal 1995 and plans at least 12 more for fiscal 1996. The prototype stores feature the latest technology in display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. The Company's existing store remodeling program, under which each store is remodeled on a rotational basis, assures that all stores have a fresh look and up-to-date displays. During fiscal 1995, the Company remodeled 38 existing stores and approximately 50 additional remodelings are planned for fiscal 1996.

     Operations of the Company are led by the Executive Vice President of Operations, Senior Vice President of Operations, and seven Regional Vice Presidents of Operations. Six of the Regional Vice Presidents serve as the link between the corporate office and 31 Division Supervisors, each of whom is generally responsible for 12 to 24 stores comprising East Coast operations. The remaining Regional Vice President serves as a link between the corporate office and 13 Division Supervisors who combine to oversee 94 stores comprising West Coast operations. Store managers report to their respective Division Supervisors and are eligible to receive an incentive bonus based on monthly and annual store performance.

     The Company has an extensive in-house education program to train new employees in its operations and to keep current employees informed of the Company's policies. This training program also emphasizes sales productivity, credit extension and collection, and store administration. The training program utilizes the publication of detailed store manuals, internally produced training videotape and Company-conducted classes for employees. The Company also has an in-store manager training program which provides potential managers hands-on experience in all aspects of store operations. Management believes that the Company's ongoing education program will provide a sufficient number of qualified personnel for its new stores.

     In recent years, the Company has enhanced operating systems to increase the availability and effectiveness of management information and to provide a foundation for planned future growth. In fiscal 1994, the Company installed a new sales analysis and inventory control system. This system provides management ready access to all levels of sales and inventory data, enabling better management of promotional events, closer evaluation of results by product and operating region and providing an opportunity for improved inventory availability and turnover. In fiscal 1995, the Company continued improvements to inventory management by use of just-in-time ordering and backhauling. Also, during the year the Company completed a conversion to updated hardware, which is expected to improve the response time of existing programs and is expected to provide a foundation for numerous system enhancements in the future, including satellite communications.

Merchandising
     The Company's merchandising strategy is to offer a broad selection of
<PAGE 6>
affordably priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding, and other items such as jewelry, small appliances and seasonal goods. During the fiscal year ended
February 28, 1995, approximately 59% of the Company's sales were derived from furniture and accessories; 11% from consumer electronics; 8.0% from appliances; 10% from bedding; with the remaining 12% being divided among other items such as jewelry, small appliances and seasonal goods. These percentages have not varied significantly over the past three fiscal years.

     The Company carries a wide variety of items within each merchandise category to appeal to individual tastes and preferences. A store will typically display up to approximately 3,400 SKU's, depending on its floor space. The Company believes this broad selection of products has enabled it to expand its customer base and increase repeat sales to existing customers. By carrying seasonal merchandise (heaters, air conditioners, lawn mowers, outdoor furniture, etc.), the Company has been able to moderate seasonal fluctuations in sales common to its industry.

     While the basic merchandise mix remained fairly constant during fiscal 1995, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. Changes in the merchandise lineup included improved offerings at higher price points to serve the broad range of customers that have begun frequenting our stores in certain markets and introduction of a new product, the Digital Satellite System. Also during fiscal 1995, the Company consolidated east and west coast merchandising departments so that the efficiencies of centralized buying now benefit all stores coast to coast. The Company also continued to consolidate and strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements which improve inventory management.

Advertising and Promotion
     The Company designs, prepares and mails centrally from its corporate headquarters its direct mail circulars, which account for approximately 49% of the Company's advertising expenses. The Company currently distributes over 160 million direct mail circulars annually. These include monthly circulars sent by direct mail to over ten million households on its mailing list and special private sale circulars mailed to over two million of these households each month, as well as during special promotional periods.

     In addition to the Company's utilization of direct mail circulars, television and radio commercials are produced centrally and aired in 99% of the Company's markets. Newspaper and radio advertising is placed largely at the store level. In fiscal 1995, the Company began utilizing Spanish television and radio in selected markets with significant Hispanic populations. The Company also regularly conducts approximately 40 company-wide promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. Besides the conventional marketing techniques noted above, Heilig-Meyers has sought alternative methods to increase the Company's name recognition and customer appeal. In fiscal 1995, the Company continued its sponsorship of the Heilig-Meyers NASCAR Racing Team. Management believes this program has enhanced the Company's name recognition among the millions of NASCAR fans in its market areas.

     During fiscal 1995, the Company continued utilizing market segmentation techniques (begun in fiscal 1994) to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing
<PAGE 7>
market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of potential customers most likely to make a purchase. The Company believes that the availability, as well as affordability of credit are key determinants in the purchase decision, and therefore, promotes credit availability by disclosing monthly payment terms in its circulars. Historically, expenses for advertising and promotion have been between 6% and 8% of sales.

Distribution
     With the opening of the Fontana Distribution Center in Fontana, California, in June 1994, the Company currently operates seven distribution centers. The other six distribution centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; and Moberly, Missouri. In fiscal 1995, the Company expanded the Rocky Mount, Russellville, and Mount Sterling distribution centers to meet increased volume demands. These additions added the equivalent of one distribution center. For similar reasons, the Company plans a 150,000 square foot addition to the Moberly distribution center in fiscal 1996 and will be conducting site selections for additional distribution centers warranted by additional growth. Currently, the Company's distribution network has the capacity to service over 750 stores.

     The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling from vendors is the transportation of purchased inventory to the distribution center while returning from normal store deliveries. The Company now backhauls approximately 13% of its purchased inventory. Also, all custom cut carpet is now shipped directly from the vendor to each store, eliminating the need to maintain carpet inventory at the distribution centers.

     Typically, each store is within 250 miles of one of the distribution centers. The Company operates a fleet of trucks which delivers merchandise to each store at least twice a week. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

Credit Operations
     The Company believes that offering flexible, in-house credit is an important part of its business strategy which provides a significant competitive advantage. Because credit is administered at the store level, terms can generally be tailored to meet the customer's ability to pay. Each store has a credit manager who, under the store manager's supervision, is responsible for extending and collecting that store's accounts in accordance with corporate guidelines. Because Company representatives work with customers on a local level, they can often extend credit, without significantly increasing the risk of nonpayment, to customers who do not qualify for credit under bank card programs or from competitors who typically use strict, impersonal credit extension models.

     The Company believes its credit program fosters customer loyalty and repeat business. Historically, approximately 80% of the Company's sales have been made on credit, principally through installment sales. Although the Company extends credit for terms up to 24 months, the average term of the installment obligation for the fiscal year ended February 28, 1995, was approximately 17 months. The Company accepts major credit cards in all of its stores and, in addition, offers a revolving credit program featuring its private label credit card. The Company promotes this program by direct mailings to revolving credit customers of
<PAGE 8>
acquired stores and potential new customers in targeted areas. Credit extension and collection of revolving accounts are handled centrally from the Company's credit center located at its corporate office.

     Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not materially differ from recognition at time of shipment. Sales returns prior to shipment date have been immaterial. Finance charges are included in revenues on a monthly basis as earned. During fiscal 1995, finance income amounted to $163,114,000 or approximately 17.1% of total revenues. The Company is unable to estimate accurately the contribution of its financing operations to net income because the Company does not specifically allocate various costs and expenses of operations between retail sales and credit operations.

     The Company offers, but does not require, property, life and disability (in certain states) insurance with its credit sales. The Company acts as an agent in the selling of credit insurance.

Customer Service
     The Company believes that customer service is an important element for success in the retail furniture business and therefore provides a broad range of services to its customers. These include free home delivery and set-up in the home, as well as liberal policies with respect to exchanges and returns. In addition, the Company sells service agreements on certain merchandise sold in its stores. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. In prior years, the Company retained a portion of its service policies and deferred recognition of the related income along with the direct cost of acquiring the contracts. Income on these contracts is being earned over the life of the service policies.

     In addition, the Company provides repair services on virtually all consumer electronics and mechanical items sold in its stores. The Company operates service centers in Fayetteville, North Carolina, Moberly, Missouri and Fontana, California. The Fayetteville Service Center occupies approximately 40,000 square feet and has the capacity to process 1,800 repair jobs a week. The Moberly Service Center occupies 40,000 square feet adjacent to the Moberly, Missouri Distribution Center and has the capacity to process 2,000 repair jobs a week. In February 1995, the Company opened its third service center in Fontana, California. This service center occupies 15,000 square feet and has the capacity to process 500 repair jobs a week. The service centers provide service for all consumer electronic items, most mechanical items (except major appliances which are serviced locally) and watches. The service centers are also authorized to perform repair work under certain manufacturers' warranties. Service center trucks visit stores weekly, allowing one week turnaround on most repair orders. The Company believes this level of service is not otherwise available in the small towns in which it operates.

Puerto Rican Operations
     With the acquisition of Berrios Enterprises in February of 1995, the Company has 17 stores in Puerto Rico. Puerto Rico has a population of 3.5 million and is approximately 3,425 square miles according to the 1990 census. These stores will continue to operate under the Berrios name with core operations substantially unchanged. The stores range in size from 7,000 to 63,000 square feet, with the average store being approximately 18,000 square feet. These stores are serviced by a distribution system that offers both stores and customers quality service. A facility of approximately 200,000 square feet serves as both a warehouse and home delivery center. Next day delivery is provided to customers making cash purchases and second day delivery to customers making credit purchases.
<PAGE 9>

                                E.  Corporate Expansion

     The Company has grown from 304 stores at February 28, 1990, to 647 stores at February 28, 1995. Over this time period, the Company has expanded from its traditional Southeast operating region into the Midwest, West, Southwest, and for the first time, outside the continental United States into Puerto Rico.
In August 1994, the Company increased its presence in the Midwest with the purchase of certain assets relating to 9 stores of Nelson Brothers Furniture. Most recently, in February 1995, the Company acquired certain assets relating to 17 stores of Berrios Enterprises based in Caguas, Puerto Rico.

     The Company currently operates stores in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Nevada, North Carolina, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Puerto Rico. Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 28, 1995, the Company added 81 stores and closed 4 stores for a net increase of 77 stores. Of these, 17 are in Puerto Rico, 15 are in Illinois, 13 are in Ohio, 9 are in Iowa, 4 are in Mississippi, 4 are in Missouri, 3 are in Alabama, 3 are in Florida, 3 are in Indiana, 2 are in Georgia, 2 are in Pennsylvania, 1 is in Arizona, 1 is in Nevada, 1 is in South Carolina, 1 is in Virginia, 1 is in West Virginia and
1 is in Wisconsin. During fiscal 1995, 2 stores in Illinois, 1 in Arizona and 1 in South Carolina were closed. Of the 81 new stores, 36 were existing furniture stores acquired by the Company in separate transactions, 38 were operations begun by the Company in vacant buildings previously owned by others and 7 were prototype stores built according to the Company's specifications.

     The Company constantly evaluates opportunities for further expansion of its business. The Company plans to add approximately 50 stores in the continental U.S. during fiscal 1996 by seeking acquisitions of existing businesses, obtaining and renovating existing retail space or constructing new prototype stores in selected small towns. In addition, the Company plans to add two new stores in Puerto Rico during fiscal 1996. All new stores are expected to be located in areas contiguous to the Company's existing store locations. In selecting new locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a company distribution center and in towns with populations of 5,000 to 50,000 and over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in its present and contiguous market areas.

        F.  Other Factors Affecting the Business of Heilig-Meyers

Suppliers
     During the fiscal year ended February 28, 1995, the Company's ten largest suppliers accounted for approximately 31% of merchandise purchased. The Company has no long-term contracts for the purchase of merchandise. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publically held companies.

Service Marks, Trademarks and Franchise Operations
     The marks "Heilig-Meyers", "MacSaver", "MacSaver, design of a Scotsman", other marks acquired through various acquisitions and the Company's distinctive logo are federally registered service marks of the Company. The Company has registrations for numerous other trademarks and service marks routinely used in the Company's business. These registrations can be kept in force in perpetuity
<PAGE 10)
through continued use of the marks and timely applications for renewal.

     The Company has applied for registration of the mark "Berrios" and other trademarks and service marks for use in connection with its stores in Puerto Rico.

Seasonality
     Quarterly fluctuations in the Company's sales are insignificant.

Employees
     As of February 28, 1995, the Company employed 12,510 persons full- or part-time in the continental United States, of whom 11,901 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices and two California offices. As of February 28, 1995, Heilig-Meyers' subsidiary, HMPR, Inc., employed 553 persons full- or part-time in Puerto Rico, of whom 311 worked in the stores and distribution center, with the balance in the corporate office. The Company is not a party to any union contract and considers its relations with its employees to be excellent.

Foreign Operations and Export Sales
     The Company has no foreign operations and makes no export sales.

                            ITEM 2.  PROPERTIES

     As of February 28, 1995, 404 of the Company's stores (continental U.S.
only) are on a single level with approximately 80% of floor space devoted to sales and 20% used as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. These stores are typically located away from the center of town. The remaining 226 stores (continental U.S. only) generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings and the stores' warehouses are located in nearby buildings. Of the 17 stores located in Puerto Rico, two are single level with the remaining stores occupying multi-level dwellings. Two of these stores occupy more than one building.

     As of February 28, 1995, the Company owned 80 of its stores, three of its distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers, the two California offices and its corporate headquarters located at 2235 Staples Mill Road, Richmond, Virginia. Rentals generally are fixed without reference to sales volume although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 28, 1995, were approximately $34,637,000.
All vehicles placed in service after March 14, 1990, a majority of the distribution centers' material handling equipment placed in service after February 27, 1991 and a majority of the Company's data processing equipment are also leased. The Company believes that its facilities are adequate at present levels of operations.

                        ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in three cases regarding non-filing fees charged by the Company on certain credit transactions. Non-filing fees are used to obtain insurance in lieu of filing a financing statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases are alleging that the Company's charging of the non-filing fees violates certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. The plaintiffs in the Alabama and Georgia cases are seeking statewide class certification and the plaintiffs in the Mississippi case are requesting certification of a class in all states except Alabama and Georgia.
<PAGE 11>

     Whitson et al v. Heilig-Meyers Furniture Company was filed in the Circuit Court of Calhoun County, Alabama on December 30, 1993 and was subsequently removed to the United States District Court for the Northern District of Alabama (Eastern Division). The Company anticipates that the Court will schedule a hearing within the next six months to determine the fairness of a proposed settlement on this case. Leverett et al v. Heilig-Meyers Company was filed on September 22, 1994 in the Superior Court of Richmond County, Georgia and was subsequently removed to the United States District Court for the Southern District of Georgia. The Company has moved to dismiss the case and for summary denial of the class certification motion. These motions are currently pending before the Court. Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company was filed in the United States District Court for the Southern District of Mississippi (Hattiesburg District) on
April 10, 1995. The Company intends to vigorously defend both this case and the Georgia case.

     In addition, the Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including claims related to its charges in connection with credit sales.

     Based on the best information presently available, the Company believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

       ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

     None.
<PAGE 12>

                   Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company as of May 5, 1995:


                                                Positions with the Company
                                                or Principal Occupation for
                                 Years with      the Past Five Years and
     Name             Age        the Company          Other Information

William C. DeRusha    45             26        Chairman  of the Board since
                                               April 1986.  Chief Executive
                                               Officer  since  April  1984.
                                               Director since January 1983.

Troy A. Peery, Jr.    49             23        President since  April 1986.
                                               Chief Operating Officer since
                                               December 1987. Director since
                                               April 1984.

James F. Cerza, Jr.   47              7        Executive  Vice  President,
                                               since April 1995. Executive
                                               Vice President, Operations from
                                               August 1989 to April 1995.

Joseph R. Jenkins     49              7        Executive Vice President and
                                               Chief Financial Officer since
                                               January 1988.

James R. Riddle       53             10        Executive Vice President, since
                                               April 1995. Executive Vice
                                               President, Marketing from
                                               January 1988 to April 1995.

William J. Dieter     55             22        Senior   Vice   President,
                                               Accounting since April 1986.
                                               Chief   Accounting   Officer
                                               since 1975.  Controller from
                                               1975 to  April  1990.

Roy B. Goodman        38             15        Senior Vice President, Finance;
                                               Secretary and Treasurer since
                                               April 1995.  Vice President,
                                               Secretary and Treasurer from
                                               1987 to April 1995.

William E. Helms      46             16        Senior Vice President,
                                               Corporate Expansion since
                                               May 1987.
<PAGE 13>

Curtis C. Kimrell     49              4        Senior Vice President,
                                               Operations since April
                                               1995. Regional Vice President
                                               from March 1994 to April
                                               1995.  Division Supervisor
                                               from 1991 to March 1994.
                                               President of Danley Furniture
                                               from 1985 to 1991.

H.C. Poythress        52              3        Senior Vice President,
                                               Advertising since March
                                               1993.  Vice President,
                                               Advertising from July 1991 to
                                               March 1993.  Vice President,
                                               Advertising, Lowes, Inc.
                                               prior to July 1991.

Ronald M. Ragland     53             31        Senior Vice President,
                                               Human Resources and
                                               Training, since March 1993.
                                               Vice President, Human
                                               Resources and Training
                                               from April 1985 to March 1993.

John H. Sniffin       53             26        Senior Vice President,
                                               Government Relations, since
                                               August 1992.  Senior Vice
                                               President, Merchandising
                                               Administration from March
                                               1989 to August 1992. Vice
                                               President, Merchandising
                                               Administration from December
                                               1986 to March 1989.


A. R. Weiler          59                       Senior Vice President,
                                               Merchandising since April
                                               1995. Chairman and CEO of
                                               Chittenden & Eastman from
                                               May 1992 to February 1995.
                                               President and CEO of Chittenden
                                               & Eastman from 1982 to May 1992.

<PAGE 14>


                                  PART II

Item 5.   MARKET for REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS.


     The Company's common stock is traded on the New York and Pacific Stock Exchanges under the symbol HMY. The table below sets forth the high and low prices as reported on the New York Stock Exchange Composite Tape, and dividend information for each of the last eight fiscal quarters. Prices and dividends have been adjusted for a three-for-two stock split distributed in July 1993.

         Fiscal Year          High           Low        Dividends

    1995
         4th Quarter        $  29        $  23 3/8      $  .06
         3rd Quarter           30 5/8       24 3/8         .06
         2nd Quarter           30 1/4       23 1/4         .06
         1st Quarter           36           25             .06

    1994
         4th Quarter        $  39          $  31 7/8    $  .05
         3rd Quarter           36             29 1/8       .05
         2nd Quarter           31 1/2         23 1/8       .05
         1st Quarter           25             19 3/8       .05

     There were approximately 1,700 shareholders of record as of February 28, 1995.

     The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $116,236,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1995.
<PAGE 15>

Item 6.  SELECTED FINANCIAL DATA.

FISCAL YEAR                    1995      1994      1993      1992      1991
                          (Dollar amounts in thousands except per share data)

Earnings Statement Data:
Sales                    $  956,004   $723,633  $549,660  $436,664  $376,701
Annual growth in sales         32.1%      31.7%     25.9%     15.9%     13.9%
Other income             $  196,135   $140,156  $107,883  $ 83,229  $ 71,050
Total revenues            1,152,139    863,789   657,543   519,893   447,751
Annual growth in revenue       33.4%      31.4%     26.5%     16.1%     13.8%
Costs of sales           $  617,839   $460,284  $351,361  $276,971  $238,107
Gross profit margin            35.4%      36.4%     36.1%     36.6%     36.8%
Selling, general and
  administrative expense $  350,093   $260,161  $200,071  $160,393  $136,430
Interest expense             32,889     23,834    23,084    21,389    26,037
Provision for doubtful
  accounts                   45,419     32,356    24,185    20,298    16,299
Provision for income taxes   39,086     32,158    20,833    13,858     9,996
Effective income tax rate      36.9%      36.9%     35.4%     33.9%     32.4%
Earnings margin (1)             7.0%       7.6%      6.9%      6.2%      5.5%
Cumulative effect of
  accounting change             ---        ---       ---       ---   ($2,552)
Net earnings             $   66,813    $54,996   $38,009   $26,984   $18,330
Earnings per share (1):
  Primary                      1.34       1.12      0.84      0.64      0.58
  Fully diluted                1.34       1.12      0.83      0.63      0.57
Net earnings per share:
  Primary                      1.34       1.12      0.84      0.64      0.51
  Fully diluted                1.34       1.12      0.83      0.63      0.51
Cash dividends per share       0.24       0.20      0.16      0.14      0.13

Balance Sheet Data:
Total assets             $1,208,937 $1,049,633  $766,485  $636,576  $520,461
Average assets per store      1,869      1,841     1,803     1,702     1,616
Accounts receivable, net    538,208    535,437   397,974   315,949   234,638
Inventories                 253,529    184,216   131,889   119,803   113,945
Property and equipment,
  net                       203,201    168,142   126,611   108,758    97,803
Additions to property
  and equipment              49,101     36,252    27,426    24,010    12,510
Short-term debt             167,925    210,318   163,171    42,086    96,021
Long-term debt              370,432    248,635   176,353   226,112   164,369
Average debt per store          832        805       799       717       809
Stockholders' equity        490,390    433,229   305,555   263,928   185,175
Stockholders' equity
  per share                   10.10       8.95      6.87      6.07      5.19

Other Financial Data:
Working Capital          $  554,096   $453,175  $322,796  $355,975  $233,720
Current ratio                   2.9        2.4       2.3       4.1       2.6
Debt to equity ratio           1.10       1.06      1.11      1.02      1.41
Debt to debt and equity        52.3%      51.4%     52.6%     50.4%     58.4%
Rate of return on
  average assets (1)(2)         7.8%       7.7%      7.5%      7.1%      7.5%
Rate of return on
  average equity (1)           14.5%      14.9%     13.3%     12.0%     11.7%
Number of stores                647        570       425       374       322
Number of employees          13,063     10,536     7,850     6,700     5,910
Average sales per employee     $ 81       $ 79      $ 76      $ 69      $ 67
<PAGE 16>

SELECTED FINANCIAL DATA, cont.


FISCAL YEAR                    1995      1994      1993      1992     1991
                          (Dollar amounts in thousands except per share data)

Weighted average common
  shares outstanding:
    (in thousands)
  Primary                    49,954     49,103    45,356    42,123    35,991
  Fully diluted              49,954     49,281    45,644    42,417    36,242

Price range on common
  stock per share:
       High                 $    36    $    39   $22 3/8   $14 5/8   $ 8 7/8
       Low                   23 1/4     19 3/8    10 5/8     7 3/4     4 3/4
       Close                 23 5/8         33    19 7/8    14 1/8     7 3/4


Per share amounts reflect three-for-two stock splits distributed in January 1992, November 1992, and July 1993.

(1) Calculated before cumulative effect of accounting changes.
(2) Calculated using earnings before interest, net of tax.
<PAGE 17>

          Item 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS
     Highlights of operations expressed as a percentage of sales are as follows:

                                              Fiscal Year
                                         1995     1994    1993

Other income                             20.5%    19.4%   19.6%
Costs of sales                           64.6     63.6    63.9
Selling, general and
     administrative expense              36.6     36.0    36.4
Interest expense                          3.4      3.3     4.2
Provision for doubtful
     accounts                             4.8      4.5     4.4
Earnings before provision for
     income taxes                        11.1     12.0    10.7
Provision for income taxes                4.1      4.4     3.8
Net earnings                              7.0      7.6     6.9

Revenues
     Sales for fiscal 1995 compared to the two previous periods are shown below:

                                               Fiscal Year
                                         1995     1994      1993

Sales (in thousands)                 $956,004  $723,633  $549,660
Percentage increase over
     prior period                       32.1%     31.7%     25.9%
Portion of increase from existing
     (comparable ) stores                6.1      12.1      10.1
Portion of increase from new stores     26.0      19.6      15.8

     The Company's fiscal 1995 consolidated net sales increased 32.1% to $956.0 million compared with a 31.7% and a 25.9% increase in fiscal years 1994 and 1993, respectively. The Company's older eastern stores provided 89% of total sales for fiscal 1995, or $849.4 million, representing a 20% increase over fiscal 1994. The stores located in Iowa, Ohio, Illinois, Missouri and Pennsylvania had the largest overall sales increases. The Company's southwestern stores, most of which were acquired through the purchase of certain assets of McMahan's Furniture Company in January 1994, added $103.0 million of sales, or 11% of the total sales. The Company's 17 Puerto Rico stores, acquired on February 1, 1995, from Berrios Enterprises ("Berrios") of Caguas, Puerto Rico, contributed $3.6 million in sales.

     The Company attributes the growth in sales over the past three fiscal years primarily to an increase in volume in both comparable stores and new stores.
The Company's pricing structure has remained relatively constant over the past three fiscal years; therefore, the impact of price changes on sales volumes has been immaterial. Continuing operational improvements, the opening of approximately 50 new stores, sales from the recently acquired
Puerto Rico stores and an anticipated moderate industry-wide sales increase
(see "Industry Outlook") should result in favorable sales increases for the Company in fiscal 1996.

     During fiscal 1995, other income increased to 20.5% of sales from 19.4% of sales for fiscal 1994. Finance income, the major component of other income, is recognized over the lives of installment contracts which are approximately 17 months. During a period of moderate comparable stores sales growth, preceded
<PAGE 18>
by periods of high comparable stores sales growth, finance income will typically increase as a percentage of sales as finance income dollars continue to be earned on previous periods' sales. Comparable stores sales growth for fiscal 1995 was 6.1% compared to 12.1% and 10.1% in fiscal 1994 and 1993, respectively. As a result, finance income increased as a percentage of sales in fiscal 1995. In addition, the southwestern stores are contributing higher finance income, as a percentage of sales, due to a longer contract life and slightly higher average annual percentage rates. Other income, as a percentage of sales, for fiscal 1994 decreased as compared to fiscal 1993. Finance income decreased in fiscal 1994, as a percentage of sales, due to the lagging effect of recognizing income in conjunction with accelerated comparable stores sales growth in fiscal 1994.

Costs and Expenses
     In fiscal 1995, costs of sales increased, as a percentage of sales, to 64.6% from 63.6% in fiscal year 1994. The Company's gross margins decreased as selling prices were lowered in order to stimulate sales. As a percentage of sales, occupancy costs remained relatively constant. Delivery costs, as a percentage of sales, increased primarily due to higher distribution costs associated with the southwestern stores and also due to slightly higher costs associated with home deliveries in the major metropolitan markets. Costs of sales decreased to 63.6% of sales from 63.9% in fiscal year 1994 as compared with fiscal year 1993. Improved merchandise buying, warehousing refinements and less promotional pricing during fiscal 1994, as compared with fiscal
1993, created the improvement. Management is focusing on improving margins during fiscal 1996, however the improvements may be partially offset by the anticipated dilutive effect of the Berrios stores' lower margins and the full year costs of the Fontana, California, distribution center.

     Selling, general and administrative expense increased to 36.6% of sales in fiscal year 1995 from 36.0% of sales in fiscal 1994. Advertising expense increased approximately 1.0% of sales which was primarily attributable to higher costs associated with the use of television and radio mediums for the Company's recently acquired stores in major metropolitan markets such as Chicago and Cleveland. Also, advertising costs increased as the result of the introduction of the Heilig-Meyers name in the six new states and corresponding markets of the Company's southwestern stores, which were acquired in January, 1994. The increase in advertising was partially offset by decreases, as a percentage of sales, in salaries and related expenses and other selling, general and administrative expenses due to the growing sales volume. During fiscal 1994, selling, general and administrative expense decreased to 36.0% from 36.4% in fiscal 1993. Efficiencies in the Company's direct mail circular program combined with leverage on other selling and administrative expenses from
higher sales volumes created the improvement.   For fiscal 1996, management
expects selling, general and administrative expense to decrease slightly as a percentage of sales due to anticipated increased efficiencies in advertising and overhead expenses.

     Interest expense increased to 3.4% of sales in fiscal 1995 from 3.3% of sales in fiscal 1994. The increase is primarily the result of higher weighted average short-term interest rates combined with higher weighted average debt levels. Weighted average short-term interest rates increased to 5.1% in fiscal 1995 from 3.5% in fiscal 1994 and weighted average short-term borrowings increased $71.0 million. Weighted average long-term interest rates decreased to 7.9% from 8.8% in fiscal year 1994. Weighted average long-term debt levels increased by $67.7 million during fiscal 1995. The Company continues to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt to minimize the Company's exposure to future short-term interest rate fluctuations. As an additional means of managing the risk of unfavorable interest rate movements, the Company has entered into interest rate swap agreements; however, these agreements have not had a significant impact on the Company's financial position or results of operations. Interest expense for fiscal 1994 was 3.3% of sales as compared to 4.2% of sales in fiscal 1993. The decrease in fiscal 1994 was primarily attributable to a decline in the Company's
<PAGE 19>
weighted average short-term and long-term interest rates for that period. Management anticipates higher interest expense for fiscal 1996, as a percentage of sales, due to an expected rise in interest rates as well as higher debt levels associated with the Company's growth.

     The provision for doubtful accounts increased to 4.8% of sales in fiscal 1995 from 4.5% of sales in fiscal 1994. A rise in the portfolio loss rate, during fiscal 1995, applied to the growing accounts receivable base caused the increase. The extension of credit is constantly monitored by management to minimize the portfolio loss rate. Management anticipates a slight increase in the provision for doubtful accounts in fiscal 1996. The provision for doubtful accounts increased slightly during fiscal 1994 to 4.5% of sales from 4.4% of sales in 1993.

     Total portfolio write-offs for fiscal 1995, 1994 and 1993 were $51.7 million, $32.9 million and $25.5 million, respectively. Of these amounts, $7.6 million, $3.2 million and $3.0 million were for purchased receivables. Management believes that the allowance for doubtful accounts of $46.7 million at February 28, 1995, is adequate.

Provision for Income Taxes and Net Earnings
     The effective tax rate for fiscal 1995 and 1994 was 36.9% compared to 35.4% for fiscal 1993. During fiscal 1994, the Omnibus Reconciliation Act of 1993 ("the Budget Act") was signed into law. The Budget Act includes an increase in the corporate income tax rate to 35.0% from 34.0% retroactive to January 1, 1993. The Company was required to adjust its deferred income tax balance to reflect the higher tax rate and recognize the effects of the adjustment during the second quarter of fiscal 1994.

     Net earnings for fiscal 1995 increased to $66.8 million from $55.0 million for fiscal 1994. As a percentage of sales, profit margin decreased to 7.0% for fiscal 1995 from 7.6% for fiscal 1994. The decrease is mostly attributable to the decline in gross margins and the increase in selling, general and administrative expense relating to advertising. As a percentage of sales, profit margin increased to 7.6% for fiscal 1994 from 6.9% for fiscal 1993. Lower interest expense, selling, general and administrative expense and costs of sales, as a percentage of sales, contributed to the improvement for fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash position $4.1 million to $10.4 million at February 28, 1995, from $6.3 million at February 28, 1994.

     Net cash inflow from operating activities was $114.2 million for fiscal 1995 compared to a net cash outflow of $74.8 million for fiscal 1994. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. However, during fiscal 1995, the Company received proceeds of $178.8 million from the sale of accounts receivable that was partially offset by cash outflows for growth in inventories. Inventories increased during fiscal 1995 due to the addition of the Fontana, California, distribution center and the opening of 77 stores. In fiscal 1994, the deficit in cash flow was largely due to growth in accounts receivable and inventories. Accounts receivable increased due to a higher volume of credit sales. Inventory growth was the result of the addition of the Moberly, Missouri, distribution center and the opening of 145 stores. Continued extension of credit and related increases in customer accounts receivable, as well as increases in inventory related to expansion, will likely cause negative net cash flows from operations in future periods. However, as noted above, the Company periodically sells accounts receivable, as a source of liquidity, providing additional positive cash flows to improve net cash flows from operating activities.
<PAGE 20>
     Investing activities produced negative cash flows of $179.9 million in fiscal 1995 and $114.9 million in fiscal 1994. Capital spending, associated with an aggressive expansion program, increased during fiscal 1995. The Company acquired certain assets relating to the operation of 17 stores from various corporate entities comprising Berrios Enterprises for approximately $99.0 million. The purchase price was financed with proceeds from two long-term notes of $60.0 million and $15.0 million with interest rates of 9.0% and 8.8%, respectively. The remaining portion of the purchase price was financed through the Company's lines of credit with banks. During fiscal 1995, the Company also purchased certain assets relating to nine stores from Nelson Brothers Furniture Company of Chicago, Illinois, for approximately $18.0 million. Also during fiscal 1995, the Company expanded the Rocky Mount, North Carolina, Russellville, Alabama and Mount Sterling, Kentucky, distribution centers. Total expenditures for this expansion was approximately $8.2 million. Approximately 100,000 square feet of space was added at each of the three distribution centers. In fiscal 1996, the Company plans to expand the Moberly, Missouri, distribution facility by 150,000 square feet to accommodate sales growth in existing stores and new stores which will be served by this distribution center. The Company plans to open approximately 50 new stores in fiscal 1996 as well as continue its existing store remodeling program. Capital expenditures will continue to be financed by external sources of funds and cash flows from operations.

     Financing activities provided a positive net cash flow of $69.8 million in fiscal 1995 as compared to $192.1 million in fiscal 1994. During fiscal 1995, the Company reduced its notes payable to banks by $112.8 million compared to an increase of $139.2 in fiscal 1994, while proceeds from long-term debt issuances increased to $230.0 million from $30.0 million in fiscal 1994. During fiscal 1994, the Company received $74.5 million in proceeds from a common stock offering which were used to repay indebtedness in that fiscal year. The
Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion from operations supplemented by other sources of capital.
The Company has lines of credit through eleven banks totaling $375.0 million of which $235.2 million was unused at February 28, 1995.

     Total debt as a percentage of debt and equity was 52.3% at February 28, 1995, compared to 51.4% and 52.6% at February 28, 1994 and 1993, respectively. The current ratio was 2.9 at February 28, 1995, compared to 2.4 and 2.3 for February 28, 1994 and 1993, respectively.

Industry Outlook
     Industry experts are forecasting that the home furnishings industry will grow at a slower rate in calendar 1995 as compared to the past two calendar years as a result of rising interest rates, lower home sales and housing starts and a slower growth in the U.S. economy. However, given the small-town market niche in which the majority of Company's stores operate, it is management's opinion that industry trends are not necessarily indicative of Company trends. The Company has posted same store sales and net earnings growth over the last fifteen-year period which included periods of rising and falling interest rates and both sluggish and robust periods of housing activity. Therefore, industry projections do not necessarily predict or reflect future operating results of the Company.
<PAGE 21>

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standands. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Richmond, Virginia
March 22, 1995
<PAGE 22>


Item 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands except per share data)


FISCAL YEAR                                    1995         1994          1993

Revenues:
     Sales                                  $ 956,004    $ 723,633     $ 549,660
     Other income                             196,135      140,156       107,883

        Total revenues                      1,152,139      863,789       657,543

Costs and expenses:

     Costs of sales                           617,839      460,284       351,361
     Selling, general and administrative      350,093      260,161       200,071
     Interest                                  32,889       23,834        23,084
     Provision for doubtful accounts           45,419       32,356        24,185
        Total costs and expenses            1,046,240      776,635       598,701

Earnings before provision for income taxes    105,899       87,154        58,842
Provision for income taxes                     39,086       32,158        20,833
Net earnings                                $  66,813    $  54,996     $  38,009

Net earnings per share:
     Primary                                $    1.34    $    1.12     $     .84
     Fully diluted                          $    1.34    $    1.12     $     .83


Weighted average common shares outstanding:
     Primary                                   49,954       49,103        45,356
     Fully diluted                             49,954       49,281        45,644

Cash dividends per share of common stock    $     .24    $     .20     $     .16



                           See notes to consolidated financial statements.

<PAGE 23>


                              CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)



FEBRUARY 28,                                   1995                   1994


Assets
Current assets:
     Cash                                $    10,360            $     6,295
     Accounts receivable, net                538,208                535,437
     Other receivables                        13,231                 17,988
     Inventories                             253,529                184,216
     Other                                    37,354                 30,814

          Total current assets               852,682                774,750

Property and equipment, net                  203,201                168,142
Excess costs over net
     assets acquired, net                    153,054                106,741

                                         $ 1,208,937            $ 1,049,633

Liabilities And Stockholders' Equity

Current liabilities:
     Notes payable                       $   139,800            $   172,600
     Long-term debt due within one year       28,125                 37,718
     Accounts payable                         87,523                 69,045
     Accrued expenses                         43,138                 42,212

          Total current liabilities          298,586                321,575

Long-term debt                               370,432                248,635
Deferred income taxes                         49,529                 46,194

Stockholders' equity:
     Preferred stock, $10 par value               --                     --
     Common stock, $2 par value               97,096                 96,846
     Capital in excess of par value          120,129                118,400
     Retained earnings                       273,165                217,983

         Total stockholders' equity          490,390                433,229

                                         $ 1,208,937            $ 1,049,633


                           See notes to consolidated financial statements.
<PAGE 24>



                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Amounts in thousands)


                        Number of
                          Common
                          Shares     Common   Excess of  Retained  Stockholders'
                       Outstanding   Stock   Par Value  Earnings     Equity

Balances at February 29, 1992
  as previously reported     19,326 $ 38,652   $ 83,942   $141,338   $263,932


Adoption of new income tax
  accounting standard           --        --         --        (4)        (4)

Balance as restated         19,326    38,652     83,942   141,334    263,928
 Cash dividends                 --        --         --    (7,053)    (7,053)
 Exercise of stock options,net 531     1,063      9,608        --     10,671
 Three-for-two stock split   9,791    19,581    (19,581)       --         --
 Net earnings                   --        --         --    38,009     38,009


Balances at February 28, 1993 29,648  59,296     73,969   172,290    305,555
 Cash dividends                   --      --         --    (9,303)    (9,303)
 Exercise of stock options, net  470     940      6,578        --      7,518
 Issuance of stock             2,300   4,600     69,863        --     74,463
 Three-for-two stock split    16,005  32,010    (32,010)       --         --
 Net earnings                     --      --         --    54,996     54,996

Balances at February 28, 1994 48,423  96,846    118,400   217,983    433,229
 Cash dividends                   --      --         --   (11,631)   (11,631)
 Exercise of stock options, net  125     250      1,729        --      1,979
 Net earnings                     --      --         --    66,813     66,813
Balances at February 28, 1995 48,548$ 97,096   $120,129  $273,165   $490,390


                           See notes to consolidated financial statements
<PAGE 25>


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


FISCAL YEAR                                   1995         1994         1993

Cash flows from operating activities:
 Net earnings                             $  66,813    $  54,996    $  38,009

  Adjustments to reconcile net earnings
   to net cash used by operating activities:
    Depreciation and amortization            23,878       20,627       16,141
    Provision for doubtful accounts          45,419       32,356       24,185
    Other, net                                 (406)          28         (286)
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
       Accounts receivable                 (171,137)    (173,995)    (102,135)
       Sale of accounts receivable          178,778            0            0
       Other receivables                      3,237       (4,708)       1,575
       Inventories                          (44,206)     (25,460)      (9,659)
       Prepaid expenses                      (9,067)     (13,922)      (3,482)
       Accounts payable                      18,098       18,379       10,088
       Accrued expenses                       2,767       16,925        2,428

        Net cash provided (used)
         by operating activities            114,174      (74,774)     (23,136)

Cash flows from investing activities:
  Acquisitions, net of cash acquired       (132,158)     (75,473)     (25,638)
  Additions to property and equipment       (49,101)     (36,252)     (27,426)
  Disposals of property and equipment         4,583        1,350        6,248
  Miscellaneous investments                  (3,184)      (4,531)      (3,937)

         Net cash used by
          investing activities             (179,860)    (114,906)     (50,753)

Cash flows from financing activities:
  Issuance of stock                           1,979       81,981       10,671
  Proceeds from long-term debt              230,000       30,000       85,000
  Increase (decrease) in notes payable, net(112,800)     139,200         (100)
  Payments of long-term debt                (37,797)     (49,771)     (13,574)
  Dividends paid                            (11,631)      (9,303)      (7,053)

         Net cash provided by
          financing activities               69,751      192,107       74,944

Net increase in cash                          4,065        2,427        1,055
Cash at beginning of year                     6,295        3,868        2,813

Cash at end of year                       $  10,360     $  6,295     $  3,868


                           See notes to consolidated financial statements.
<PAGE 26>


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Heilig-Meyers Company and its subsidiaries (the "Company"), all of which are wholly owned.
All material intercompany balances and transactions have been eliminated.

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

Excess Costs over Net Assets Acquired

     Excess costs over net assets acquired are being amortized over periods not exceeding 40 years using the straight-line method. The Company evaluates excess costs over net assets acquired for recoverability and makes adjustments as deemed necessary. Cash surrender value of life insurance and miscellaneous investments are also included in this category; however, their balances are not material.

Stockholders' Equity

     The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 28, 1995, and 1994, there were 48,548,000 and 48,423,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.
<PAGE 27>


Accounting Changes

     Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Accordingly, the consolidated financial statements for fiscal year 1993 have been restated.

     Effective March 1, 1993, the Company also adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The implementation of SFAS 106 had no effect on net earnings in fiscal year 1994.

Revenues and Costs of Sales

     Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $163,114,000, $115,532,000 and $91,111,000 during fiscal 1995, 1994 and 1993, respectively. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. In prior years, the Company retained a portion of its service policies and deferred recognition of the related income along with the direct cost of acquiring the contracts. Income on these contracts is being earned over the life of the service policies. Costs of sales includes occupancy and delivery expenses.

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

     In adoption, the Company elected to restate the prior year consolidated financial statements. The retroactive application of SFAS 109 did not have a material effect on net earnings or earnings per share for the period ended February 28, 1993. The cumulative effect on retained earnings as of February 29,1992, was also not material.

Earnings and Dividends Per Share

     Primary and fully diluted earnings per share of common stock are calculated by dividing net earnings by the weighted average number of common shares and common stock equivalents (stock options) outstanding during the year.

Interest Rate Swap Agreements

     The Company has entered into several interest rate swap agreements ("swap agreements") as a means of managing its interest rate exposure. These agreements in effect convert a portion of the Company's floating rate debt and floating rate asset securitizations to fixed rates by exchanging floating rate payments for fixed rate payments. The differential to be paid or received on these agreements is accrued and is recognized as an adjustment to interest expense. The related amount of payable to or receivable from counterparties is recorded as an adjustment to accrued interest expense.
<PAGE 28>

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

Fiscal Year

     Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1995, 1994 and 1993 represent the years ended February 28, 1995, 1994 and 1993, respectively. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.
<PAGE 29>

(2)  Expansion

     On February 1, 1995, the Company acquired certain assets relating to the operation of 17 stores from various corporate entities comprising Berrios Enterprises ("Berrios") of Caguas, Puerto Rico. All 17 stores are located in Puerto Rico. The purchase price for these assets was approximately $99,000,000. The estimated excess of purchase price over the fair market value of the net assets acquired from Berrios as of February 28, 1995, was $16,094,000. As the acquisition date was close to fiscal year end, excess costs over net assets acquired may be adjusted in fiscal 1996; however, any adjustments are not expected to be significant. The unaudited consolidated results of operations on a proforma basis as though Berrios had been acquired as of the beginning of fiscal years 1995 and 1994 are as follows:
                                              1995           1994
                                 (Amounts in thousands except per share data)

Total revenues                          $1,227,737        $935,743
Net income                                  69,680          57,343
Net earnings per share:
     Primary and fully diluted                1.40            1.17

     The proforma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Berrios acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

     During the fiscal year, the Company also acquired the assets of nine stores from Nelson Brothers Furniture Company for $18,038,000 and the assets of four stores from Ohio Furniture Company for $1,979,000. The excess costs over net assets acquired related to these two acquisitions were not significant.

     In fiscal 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company ("McMahan's"). The purchase price, net of accounts receivable and real estate, was $58,432,000. Accounts receivable of $104,343,000 were securitized and purchased by an unaffiliated party. The Company is acting as servicer for these accounts. The real estate associated with 70 stores was purchased by an unaffiliated entity for $59,218,000, and the Company has entered into an operating lease on these properties. The Company assumed the leases on the remaining store properties. The unamortized excess of purchase price over the fair market value of the net assets acquired from McMahan's as of February 28, 1995, was $37,880,000 which included adjustments of $16,831,000 in fiscal 1995. The unaudited consolidated results of operations on a proforma basis as though McMahan's had been acquired as of the beginning of fiscal years 1994 and 1993 are as follows:
                                             1994            1993
                                 (Amounts in thousands except per share data)

Total revenues                          $ 965,208        $ 770,198
Net income                                 58,518           37,207
Net earnings per share:
    Primary and fully diluted                1.19             0.82

     The proforma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the McMahan's acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

     Also during fiscal year 1994, the Company also acquired assets of 11 stores from L. Fish, Inc. for $6,033,000. All acquisitions have been accounted for by the purchase method and, accordingly, operations subsequent to the respective
<PAGE 30>
acquisition dates have been included in the accompanying consolidated financial statements.

     The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40-years. The unamortized excess of purchase price of over the fair market value of the net assets acquired for all acquisitions was $135,753,000 and $93,654,000, net of accumulated amortization of $11,576,000 and $8,868,000, at February 28, 1995, and 1994, respectively.


(3) Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $46,678,000 and $28,497,000 and unearned finance income was $54,554,000 and $49,420,000 at February 28, 1995 and 1994, respectively. Accounts receivable having balances due after one year were $123,123,000 and $124,966,000 at February 28, 1995 and 1994, respectively.

     Credit operations are generally maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. Furthermore, the Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk. The Company operates its 647 stores throughout 24 states and Puerto Rico and, therefore, is not dependent on a given industry or business for its customer base and has no significant concentration of credit risk.

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet its financing needs and to reduce its exposure to interest rate fluctuations. These financial instruments include asset securitizations and interest rate swaps.

     The Company is participating in five asset securitization agreements in which it has sold accounts receivable to third parties. These agreements provide third parties limited recourse against the Company and are subject to sales price adjustments resulting from floating interest rates. As discussed below, the Company has entered into interest rate swap agreements to minimize price fluctuations caused by interest rate changes. Two of these securitizations were modified in fiscal 1995 to increase the contract amounts to $60,000,000 and $80,000,000 from $40,000,000 and $50,000,000, respectively and to extend the terms to 65 and 41 months, respectively.

     The Company has maintained its fixed rates, via swap agreements, on the original $90,000,000 of securitized receivables. The rate on the incremental $50,000,000 is variable based on LIBOR.

     A third securitization totaling $99,041,000 ($104,343,000 in fiscal 1994) was extended to 29 months during 1995. This securitization's rate is tied to commercial paper and is subject to market rates. The recourse provision relating to these three securitizations are limited each month to 20% of the third parties' interest in the pool as of the related settlement date. A fourth securitization involving the sale of revolving receivables totaling $51,401,000 ($42,854,000 in 1994) has an estimated life of approximately 18 months. The Company has maintained its fixed rate via swap agreements on the first $45,000,000 while any excess has a variable rate based on LIBOR. Accounts which are delinquent in excess of six months within the revolving securitization are repurchased by the Company. Recourse under this agreement is limited to approximately 15% of the pool balance.

     The Company entered into a new securitization of installment receivables during fiscal 1995 with a contract amount of $125,533,000 and a life of 29
<PAGE 31>
months. The rate on this securitization is variable based on commercial paper and is subject to market rates. The recourse provision relating to this securitization is limited to 25% of the third parties' interest in the pool as of the related settlement date. The rates in effect and the related swap rates at the end of fiscal 1995 and 1994 were:
                    1995                               1994
                               (Amounts in thousands)
    Securitization Securitization Swap   Securitization Securitization  Swap
        Amount          Rate      Rate       Amount          Rate       Rate

       $  60,000        6.7% *    6.4%      $  40,000        3.8%        6.4%
          80,000        6.7% *    7.1%         50,000        3.8%        7.1%
          99,041        6.0%       --         104,343        3.2%         --
          51,401        6.3%      6.7%         42,854        3.4%        5.9%
         125,533        6.1%       --              --         --          --
* Applies to original securitization amounts only

     Payments under all recourse provisions have never exceeded the reserve. Earnings from asset securitizations were $8,884,000 in fiscal 1995.


(4) Property and Equipment

     Property and equipment consists of the following:

                                    1995              1994
                                     (Amounts in thousands)
Land and buildings                $ 75,002          $ 69,848
Fixtures, equipment and vehicles    82,761            74,883
Leasehold improvements             116,016            90,151
Construction in progress            22,896            12,404
                                   296,675           247,286
Less accumulated depreciation       93,474            79,144
                                  $203,201          $168,142


(5) Notes Payable and Long-Term Debt

     The Company maintains principal relationships with eleven banks which have approved $375,000,000 for short-term borrowings, of which $235,200,000 was unused at February 28, 1995. These approvals are renewable annually. The Company's maximum short-term borrowings were $278,300,000 during fiscal 1995 and $270,800,000 during fiscal 1994. The average daily short-term debt outstanding for fiscal 1995 was $221,330,000 compared to $150,377,000 for fiscal 1994. The approximate weighted average interest rates were 5.1%, 3.5% and 4.0% in fiscal 1995, 1994 and 1993, respectively.

     At February 28, 1995, the Company had $139,800,000 of outstanding short-term borrowings compared to $172,600,000 at February 28, 1994. The average interest rate on this debt was approximately 6.4% at February 28, 1995, and 3.6% and 3.5% at February 28, 1994 and 1993, respectively. There were no compensating balance requirements.

     Subsequent to February 28, 1994, the Company received commitments to borrow $80,000,000 at an interest rate of 6.9% from two insurance companies. The proceeds were used to reduce notes payable to banks. As a result, the Company classified $80,000,000 of notes payable to banks as long-term debt on the accompanying February 28, 1994, consolidated balance sheet.
<PAGE 32>
     Long-term debt consists of the following:

                                          1995               1994
                                         (Amounts in thousands)
Notes payable to insurance
   companies and banks, maturing
   through 2002, interest ranging
   from 4.3% to 12.8%, unsecured        $392,243          $278,996
Notes, collateralizing industrial
   development revenue bonds,
   maturing through 2004, interest
   ranging from a floating rate of
   60% of prime to an 8.5% fixed rate      2,475             3,013
Capital lease obligations, maturing
   through 2006, interest ranging
   from 76% of prime to 12.9%              3,166             3,590
Term loans, maturing through 2007,
   interest ranging to 9.8%,
   primarily collateralized
   by deeds of trust                         673               754
                                         398,557           286,353
Less amounts due within one year          28,125            37,718
                                        $370,432          $248,635

     Principal payments are due for the four years after February 29, 1996 as follows: 1997, $17,895,000; 1998, $99,327,000; 1999, $20,943,000; and 2000,
$170,659,000. The aggregate net carrying value of property and equipment collateralized at February 28, 1995, was $9,327,000.

     Notes payable to insurance companies contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $116,236,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1995. Other covenants relate to the maintenance of working capital, net earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity.

     Interest payments of $30,303,000, $24,486,000, and $22,418,000, net of
capitalized interest of $1,751,000, $1,057,000 and $453,000, were made during fiscal 1995, 1994 and 1993, respectively.


(6) Income Taxes

     The Company adopted the provisions of SFAS 109 in March 1993, and elected to apply these provisions retroactively to the period ended February 28, 1993. The retroactive application of SFAS 109 did not have a material impact on net earnings or net earnings per share for the period ended February 28, 1993. The cumulative effect of retroactive application of SFAS 109 did not have a material impact on retained earnings at February 29, 1992.

     The provision for income taxes consists of:

                              1995        1994        1993
                                   (Amounts in thousands)
Current:
   Federal                  $23,282     $24,633     $15,355
   State                      3,595       3,245       1,572
                             26,877      27,878      16,927
Deferred:
   Federal                   10,242       3,712       3,261
   State                      1,967         568         645
                             12,209       4,280       3,906
                            $39,086     $32,158     $20,833
<PAGE 33>

     The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 28, 1995 and 1994, consist of the following:

                                                1995        1994
                                             (Amounts in thousands)

Deferred tax assets:
 Allowance for doubtful accounts             $  8,026    $  6,148
 Accrued liabilities                            3,334       1,228
 Deferred revenue                                 696       1,579
                                               12,056       8,955

Deferred tax liabilities:
 Excess costs over net assets acquired         39,612      29,418
 Costs capitalized on constructed assets        4,178       3,572
 Asset securitizations                          5,649       2,098
 Inventory                                      3,262       2,760
 Depreciation                                   3,754       4,095
 Other                                          2,908       3,758
                                               59,363      45,701
                                               47,307      36,746

Balance sheet classification:
 Other current assets                           2,222       9,448
 Deferred income tax liability                 49,529      46,194
                                             $ 47,307    $ 36,746

     A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                    1995        1994        1993
Statutory federal income tax rate   35.0%       35.0%       34.0%
State income taxes, net of federal
  income tax benefit                 3.3         2.8         2.5
Tax credits                         (1.9)       (2.0)       (1.2)
Effect of income tax rate changes
  on deferred taxes                   --         0.9          --
Other, net                           0.5         0.2         0.1
                                    36.9%       36.9%       35.4%

     Income tax payments of $28,966,000, $18,686,000 and $11,462,000 were made during fiscal 1995, 1994 and 1993, respectively.

(7) Retirement Plans


     The Company has a qualified profit sharing and retirement savings plan, which includes a cash deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company
<PAGE 34>
contributions made to the plan. The plan expense recognized in fiscal 1995, 1994 and 1993 was $4,505,000, $3,631,000 and $2,475,000, respectively.

     In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1995 and 1994 was $386,000 and $160,000, respectively.

     The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental preretirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of one to two years and/or 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan has been funded through the purchase of life insurance contracts covering the executives and owned by the Company. For fiscal 1995, 1994 and 1993, there was no charge to earnings.


(8) Stock Options and Grants

     Under the Company's Long-Term Incentive Award Plan, 506,250 shares of the Company's common stock have been reserved for issuance. The Company provides for a combination of restricted stock and cash awards to key management employees. There was no provision required in fiscal 1995, 1994 and 1993.

     The 1983, 1990 and 1994 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at no less than fair market value at the date of grant) and stock appreciation rights. Under these plans, 7,093,750 shares have been authorized to be reserved for issuance. The following table summarizes stock option activity for fiscal 1995 and 1994. Shares and prices have been adjusted to reflect the three-for-two stock split in July 1993.
                                        Shares
                                     Under Option   Exercise Price

Outstanding at March 1, 1993          3,008,381   $ 5.52 to $20.29
   Granted                            1,099,500   $20.83 to $35.06
   Exercised                           (504,609)  $ 5.52 to $20.29

Outstanding at February 28, 1994      3,603,272   $ 5.52 to $35.06
   Granted                              600,500   $25.13 to $27.00
   Exercised                           (128,043)  $ 5.52 to $20.29
Outstanding at February 28, 1995      4,075,729   $ 5.52 to $35.06

     Options are exercisable at such times as specified by the Compensation Committee of the Board of Directors and generally if not exercised, expire ten years from the date of grant. At February 28, 1995, options for 3,334,019 shares of common stock were exercisable.


(9) Commitments and Contingencies

Leases

     The Company has entered into noncancellable lease agreements with initial terms ranging from 1 to 25 years for certain stores, warehouses and the
<PAGE 35>
corporate office. Certain leases include renewal options ranging from 1 to 10 years and/or purchase provisions, both of which may be exercised at the Company's option. Most of the leases are gross leases under which the lessor pays the taxes, insurance and maintenance costs. The following capital leases are included in the accompanying consolidated balance sheets:

                                     1995              1994
                                     (Amounts in thousands)
Land and buildings                  $6,426            $6,426
Fixtures and equipment                 675               675
                                     7,101             7,101
Less accumulated depreciation
  and amortization                   3,086             2,856
                                    $4,015            $4,245

     Capitalized lease amortization is included in depreciation expense.

     Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 28, 1995, are as follows:

                                        Capital    Operating
     Fiscal Years                        Leases       Leases
                                       (Amounts in thousands)
     1996                                $  678     $ 36,847
     1997                                   657       34,351
     1998                                   620       28,712
     1999                                   597       24,361
     2000                                   558       19,198
     After 2000                           1,383       58,860
     Total minimum lease payments         4,493     $202,329

     Less:
         Executory costs                    128
         Imputed interest                 1,199
     Present value of minimum
         lease payments                  $3,166

     Total rental expense under operating leases for fiscal 1995, 1994 and 1993 was $50,855,000, $35,989,000 and $27,299,000, respectively. Contingent rentals and sublease rentals are negligible.

     Payments to affiliated entities under capital and operating leases were $856,000 for fiscal 1995, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1994 and 1993 were $852,000 and $1,675,000, respectively.

Litigation

     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.
<PAGE 36>

(10)  Fair Value of Financial Instruments

     The estimated fair values of financial instruments have been determined by the Company using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The estimated fair values of the Company's financial instruments at February 28, 1995 and 1994, are as follows:

                                     1995                1994
                               Carrying  Fair    Carrying     Fair
                                Amount   Value    Amount      Value
                                      (Amounts in thousands)

Assets
Cash and cash equivalents    $  10,360 $ 10,360  $  6,295   $  6,295
Accounts receivable            538,208  538,208   535,437    535,437

Liabilities
Accounts payable                87,523   87,523    69,045     69,045
Notes payable                  139,800  139,800   172,600    172,600
Long-term debt                 398,557  406,946   286,353    299,778

Off-balance-sheet
 financial instruments

Interest rate swaps
 agreements:
    Assets                          --    7,434        --      3,674
    Liabilities                     --    2,585        --      8,297

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument shown above:

Cash and Accounts Receivables

     The carrying amount approximates fair value because of the short-term maturity of these assets.

Accounts Payable and Notes Payable

     The carrying value approximates fair value because of the short-term maturity of these liabilities.

Long-Term Debt

     The fair value of the Company's long-term debt is based on the discounted cash flow of that debt, using current rates and remaining maturities.

Interest Rate Swap Agreements

     The fair value of the Company's interest rate swap agreements is the estimated amount that the Company would receive or pay upon termination of agreements, based on estimates obtained from the counterparies. These agreements are not held for trading purposes, but rather to hedge interest rate risk.
<PAGE 37>

(11)  Derivative Financial Instruments

     The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to convert floating rate notes payable and floating rate asset securitizations to fixed rates. The notional amounts of these swap agreements at February 28, 1995, were as follows:

                                      1995         1994
                                   (Amounts in thousands)


Notes Payable and other            $178,300     $   --
Securitized receivables            $165,000     $135,000


     Interest rates that the Company paid per these swap agreements were fixed at an average rate of 6.1% at February 28, 1995. At February 28, 1994, rates were fixed at an average of 6.4%. The variable rates received per these agreements were tied to LIBOR and averaged 6.2% and 3.7% at February 28, 1995 and 1994, respectively. Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased. The term for these agreements ranges from 2 to 5 years.

     The Company believes its risk of credit-related losses resulting from nonperformance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher. The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Losses on disposals, which have been none to date, would be recognized immediately.

     All swaps are held for purposes other than trading.
<PAGE 38>

(12)  Quarterly Financial Data (Unaudited)

     The following is a summary of quarterly financial data for fiscal 1995 and 1994:

                                     Three Months Ended
                             May     August   November    February
                              31       31        30          28
                        (Amounts in thousands except per share data)

1995
Revenues                   $268,847 $269,119  $315,089   $299,084

Gross profit (1)             81,910   78,115    95,950     82,192

Earnings before taxes        29,156   23,582    29,902     23,261

Net earnings                 18,310   14,817    18,771     14,917

Earnings per share of
 common stock:
    Primary and
    fully diluted              0.37     0.30      0.38       0.30

Cash dividends per share
of common stock                0.06     0.06      0.06       0.06


1994
Revenues                   $186,761 $204,693  $230,399   $241,936

Gross profit (1)             58,794   60,992    72,841     70,722

Earnings before taxes        20,902   19,221    24,825     22,206

Net earnings                 13,461   11,417    15,863     14,255

Earnings per share of
 common stock:
    Primary and
    fully diluted (2)          0.29     0.23      0.32       0.28

Cash dividends per share
    of common stock (2)        0.05     0.05      0.05       0.05

(1)Gross profit is sales less costs of sales.
(2)Per share amounts reflect three-for-two stock split in July 1993.
<PAGE 39>

  Item 9. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE
<PAGE 40>

   None.


                                 PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for June 21, 1995, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  1.   Financial Statements

     The following consolidated financial statements of Heilig-Meyers Company and Subsidiaries included in the registrant's 1995 Annual Report to Shareholders are included in item 8 herein:

Independent Auditors' Report

Consolidated Balance Sheets -
  February 28, 1995 and February 28, 1994

Consolidated Statements of Earnings -
  Year Ended February 28, 1995,
  Year Ended February 28, 1994, and
  Year Ended February 28, 1993

Consolidated Statements of Stockholders' Equity -
  Year Ended February 28, 1995,
  Year Ended February 28, 1994, and
  Year Ended February 28, 1993

Consolidated Statements of Cash Flows -
  Year Ended February 28, 1995,
  Year Ended February 28, 1994, and
  Year Ended February 28, 1993

Notes to Consolidated Financial Statements
<PAGE 41>


      (a)  2.   Financial Statement Schedules:   The  financial  statement
                schedules required by this item are listed below.

                Independent Auditors' Report on Schedules included in Item 8 herein.

                Schedule II - Valuation and Qualifying Accounts

                Schedules other than those listed above have been omitted because they are not applicable or are not required or because the required information is included in the financial statements or notes thereto.

      (a)  3.   Exhibits  required to be filed by Item 601  of Regulation
                S-K.

                See INDEX TO EXHIBITS

      (b)  1.   Reports on Form 8-K Filed During Last Quarter of Year Ended
                February 28, 1995.

                None.
<PAGE 42>


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEILIG-MEYERS COMPANY


       Date:  May 26, 1995                  by  /s/William C. DeRusha
                                            William C. DeRusha
                                            Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  May 26, 1995                  /s/William C. DeRusha
                                            William C. DeRusha
                                            Chairman of the Board
                                            Principal Executive Officer


       Date:  May 26, 1995                  /s/Joseph R. Jenkins
                                            Joseph R. Jenkins
                                            Executive Vice President
                                            Principal Financial Officer


       Date:  May 26, 1995                  /s/William J. Dieter
                                            William J. Dieter
                                            Senior Vice President,
                                            Accounting and Principal
                                            Accounting Officer


       Date:  May 23, 1995                  /s/Alexander Alexander
                                            Alexander Alexander, Director


       Date:  May 26, 1995                  /s/Robert L. Burrus, Jr.
                                            Robert L. Burrus, Jr., Director
<PAGE 43>

       Date:  May 23, 1995                  /s/Arthur D. Charpentier
                                            Arthur D. Charpentier, Director


       Date:  May 26, 1995                  /s/Benjamin F. Edwards, III
                                            Benjamin F. Edwards, III, Director


       Date:  May 23, 1995                  /s/Alan G. Fleischer
                                            Alan G. Fleischer, Director


       Date:  May 26, 1995                  /s/Nathaniel Krumbein
                                            Nathaniel Krumbein, Director


       Date:  May 26, 1995                  /s/Hyman Meyers
                                            Hyman Meyers, Director


       Date:  May 26, 1995                  /s/S. Sidney Meyers
                                            S. Sidney Meyers, Director


       Date:
                                            Troy A. Peery, Jr., Director


       Date:  May 23, 1995                  /s/Lawrence N. Smith
                                            Lawrence N. Smith, Director


       Date:  May 26, 1995                  /s/George A. Thornton, III
                                            George A. Thornton, III, Director
<PAGE 44>


                     HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Amounts in thousands)



          Column A    Column B   Column C          Column D           Column  E

                                            Write-off
         Balance at   Charged    Charged      and        Purchased     Balance
        Beginning    To Costs    To Other  Repossession   Accounts     at Close
       of Period    & Expenses  Accounts     Losses     Receivable    of Period

Description
Allowance for
 Doubtful Accounts:

Year Ended
 February 28,
 1995    $28,497     $42,951   $   806(A)   $45,735      $7,595(C)     $46,678
                               $25,286(B)

Year Ended
 February 28,
 1994    $20,781     $32,356   $  430(A)    $29,713      $3,200(C)     $28,497
                               $7,843(B)

Year Ended
 February 28,
 1993    $17,014     $24,185   $  352(A)    $22,534      $2,968(C)     $20,781
                               $4,732(B)


(A) Represents recoveries on accounts previously written off.
(B) Allowance applicable to purchased accounts receivable.
(C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                          1995          1994           1993

Write-offs of Uncollectible Accounts    $7,595        $3,200         $2,968
<PAGE 45>


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

     d.    Articles of Amendment to Registrant's Restated Articles of
           Incorporation.

     e. Registrant's Amended Bylaws filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 are incorporated herein by this reference.

4.   Instruments defining the rights of security holders, including indentures.

     a. The long-term debt as shown on the consolidated balance sheet of the Registrant at February 28, 1995 includes various obligations each of which is evidenced by an instrument authorizing an amount that is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The documents evidencing these obligations are accordingly omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Commission upon request.

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

     b. The following Agreements filed as Exhibits 10(b) through 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 are incorporated herein by this reference:

           (1) Lease dated as of January 1, 1980 between Hyman Myers, Agent, and the Registrant.

           (2) Lease dated November 1, 1970 between Hyman Meyers, Agent, and the Registrant as successor in interest to Heilig-Meyers Company of Greenville, Inc.

           (3) Lease dated April 15, 1971 between Meyers-Thornton Investment Co. and the Registrant as successor in interest to Meyers-Thornton Corporation.

           (4)   Lease dated June 28, 1971 between Meyers-Thornton Investment
<PAGE 46>
                 Company and the Registrant as successor in interest to Meyers-Thornton Corporation.

           (5) Lease dated December 1, 1972 between Meyers-Thornton Investment Company and the Registrant.

     c. The following Agreements (originally filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1982) were refiled as Exhibits 10(c)(1)-(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 and are incorporated herein by reference:

           (1) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Hyman Meyers and the Registrant.

           (2) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between S. Sidney Meyers and the Registrant.

           (3) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Nathaniel Krumbein and the Registrant.

     d. Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989 filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     e. First Amendment, dated as of June 15, 1992, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989, filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     f. Addendum to Lease and Contract dated February 26, 1973 amending Lease Contract dated April 15, 1971 between Meyers-Thornton Investment Co. and the Company as successor in interest to Meyers-Thornton Corporation (see Exhibit 10(c)(2)), filed as Exhibit 10(k) to Registrant's Registration Statement on Form S-2 (No. 2-81775) is incorporated herein by this reference.

     g. The following Agreements filed as Exhibits 19(a) through 19(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 are incorporated herein by this reference:

           (1) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant.*

           (2) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant.*

           (3) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant.*

     h. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*
<PAGE 47>

     i. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           February 28, 1990 is incorporated herein by this reference.*

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

     o. Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

     p. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     q. Employees Supplemental Profit Sharing and Retirement Savings Plan filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     r. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

     s. Amendments to Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     t.    Registrant's 1990 Stock Option Plan, as amended filed as Exhibit
<PAGE 48>
           10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     u. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

     v. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     w. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha, Troy A. Peery, Jr., James
           F. Cerza, Jr., Joseph R. Jenkins, James R. Riddle, and five other executive officers, filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     x. Amendment dated September 15, 1989 to Executive Supplemental Retirement Agreement between William C. DeRusha and the Registrant filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     y. Amendment dated September 15, 1989 to Executive Supplemental Retirement Agreement between Troy A. Peery, Jr. and the Registrant filed as Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     z. Form of Amendment to Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle and five other executive officers filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     aa. Form of Amendment to Form of Executive Supplemental Retirement Agreement between the Registrant and each of two executive officers filed as Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     bb. Employment Agreement dated October 20, 1988 between William C. DeRusha and the Registrant, filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     cc. Agreement made as of September 11, 1989 to amend the Employment Agreement dated October 20, 1988 between William C. DeRusha and the Registrant filed as Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     dd. Employment Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the Registrant, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

     ee.   Agreement made as of September 11, 1989 to amend the Employment
<PAGE 49>
           Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the Registrant filed as Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

     ff. The following Agreements filed as Exhibits 10 (ii) through 10 (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 are incorporated herein by this reference:

           (1) Employment Agreement dated April 10, 1991 between Joseph R. Jenkins and the Registrant.*

           (2) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

           (3) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

     gg. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

     hh.   Amendment, dated as of August 18, 1993, to the Heilig-
           Meyers Company Severance Plan filed as exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     ii. 1988 Deferred Compensation Agreement for Outside Directors between George A. Thornton, III and the Registrant filed as exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     jj. Amendment, dated as of April 18, 1994, to the 1986 Heilig-Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(jj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     kk. Amendment, dated as of April 18, 1994, to the 1990 Heilig Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     ll. Letter Agreement, dated August 26, amending employment agreement between Joseph R. Jenkins and the Registrant filed as exhibit 10(ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     mm. Letter Agreement, dated August 26, amending employment agreement between James R. Riddle and the Registrant filed as exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

     nn. Letter Agreement, dated August 26, amending employment agreement between James F. Cerza and the Registrant filed as exhibit 10(nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

11. Computation of per share earnings for the fiscal years ended February 28, 1995, February 28, 1994 and February 28, 1993.
<PAGE 50>

21.  Subsidiaries of registrant.

23.  Consents of experts and counsel.

     a. Consent of Deloitte & Touche to incorporation by reference of Accountants' Reports into Registrant's Registration Statements on Form S-8.

27.  Financial Data Schedule


* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.
<PAGE 51>

                                                                Exhibit 3(d)

                                   HEILIG-MEYERS COMPANY

                                   ARTICLES OF AMENDMENT

     1.  Name.  The name of the corporation is Heilig-Meyers Company.

     2. The Amendment. The Amendment, a copy of which is attached hereto, deletes the first paragraph of Article III of the Restated Articles of Incorporation and substitutes, in lieu thereof, a new paragraph and increases the number of shares of Common Stock which the Company is authorized to issue.

     3. Board Action. The Board of Directors adopted the proposed Amendment at its meeting held on February 9, 1994, and directed that the proposed Amendment be submitted to the shareholders of the Company at a meeting to be held June 15, 1994.

     4.  Shareholder Action.

     (a) Notive of the meeting, together with a copy of the proposed Amendment, was given in the manner prescribed by the Virginia Stock Corporation Act ot all shareholders of record entitled to such notice.

     (b) On the record date, the total number of shares of common shares outstanding and entitled to vote on the Amendment were 48,433,223.

     (c) On June 15, 1994, the meeting of shareholders was held and the Amendment proposed by the Board of Directors was adopted.

     (d) The total number of votes cast for the Amendment was 35,686,537 and against the Amendment was 7,831,848. The number of votes cast for the Amendment was sufficient for its approval.

     5. Certificate Required by Law. These Articles of Amendment contain all of the information required by Section 13.1-710 of the Code of Virginia and this paragraph constitutes the Certificate required by that Section.

Dated:  June 27, 1994                              HEILIG-MEYERS COMPANY


                                                   By:  /s/William C. DeRusha
                                                        William C. DeRusha
                                                        Chairman and Chief
                                                        Executive Officer

                                   Amendment

Paragraph I of Article III is deleted and the following inserted in lieu thereof:


     The aggregate number of shares of capital stock which the Corporation shall have authority to issue is 3,000,000 shares of Preferred Stock, par value $10.00 per share, and 250,000,000 shares of Common Stock, par value $2.00 per share.
<PAGE 52>

                             COMMONWEALTH OF VIRGINIA
                           STATE CORPORATION COMMISSION

The State Corporation Commission has found the accompanying articles submitted on behalf of

HEILIG-MEYERS COMPANY

to comply with the requirements of law, and confirms payment of all related fees.

Therefore, it is ORDERED that this

CERTIFICATE OF AMENDMENT

be issued and admitted to record with the articles of amendment in the Office of the Clerk of the Commission, effective June 29, 1994 at 02:25 PM.

The corporation is granted the authority conferred on it by law in accordance with the articles, subject to the conditions and restrictions imposed by law.


                                              STATE CORPORATION COMMISSION
                                              By  /s/T.V. Morrison Jr.
                                              Commissioner
<PAGE 53>


                                                              EXHIBIT 11


                        COMPUTATION OF PER SHARE EARNINGS


                                            FISCAL YEAR ENDED

                            February 28,      February 28,       February 28,
                                1995              1994               1993

Primary Earnings Per Share:

  Average number
   shares outstanding         48,458,905        47,292,368         43,999,398
  Net effect of stock
   options                     1,494,894         1,810,937          1,356,205

  Average number of
   shares as adjusted         49,953,799        49,103,305         45,355,603

  Net earnings               $66,813,000       $54,996,000        $38,009,000
  Per share amount                 $1.34             $1.12               $.84


Fully Diluted Earnings Per Share:

  Average number of
   shares outstanding         48,458,905        47,292,368         43,999,398
  Net effect of stock
   options                     1,494,894         1,988,509          1,643,622

  Average number of
   shares as adjusted         49,953,799        49,280,878         45,643,020

  Net earnings               $66,813,000       $54,996,000        $38,009,000
  Per share amount                 $1.34             $1.12               $.83


Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during each period. The Company has issued stock options, which are the Company's only common stock equivalents, at exercise prices ranging currently from $5.52 to $35.06. All shares and prices reflect three-for-two common stock splits distributed in November 1992 and July 1993.
<PAGE 54>


                                                                  EXHIBIT 21


                       SUBSIDIARIES OF THE REGISTRANT


Heilig-Meyers Furniture Company, incorporated under the laws of North Carolina;

HMPR, Inc., incorporated under the laws of Puerto Rico;

MacSaver Financial Services, Inc., incorporated under the laws of Delaware;

MacSaver Insurance Company, Ltd., incorporated under the laws of Bermuda.
<PAGE 55>


                                                           EXHIBIT 23(a)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in (i) the Registration Statements No. 2-96961 and No. 33-28095 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1983 Stock
Option Plan on the Company, (ii) the Registration Statements No. 33-35263, No. 33-50086 and No. 33-64616 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1990 Stock
Option Plan of the Company and related Prospectus of the Company, (iii) the Registration Statement No. 33-43791 on Form S-8 relating to the Heilig-Meyers Company Employee Stock Purchase Plan and related Prospectus of the Company and (iv) Registration Statement No. 33-54261 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1994 Stock Option Plan of the Company of our report dated March 22, 1995 on the consolidated financial statements and schedule of Heilig-Meyers Company and subsidiaries, as listed under Items 14(a) (1) and (2), both appearing in the Annual Report on Form 10-K of Heilig-Meyers Company for the year ended February 28, 1995.


/s/ Deloitte & Touche LLP

Richmond, Virginia
May 26, 1995
<PAGE 56>