Form 10-Q
period 1995-05-31
HEILIG MEYERS CO
filed 1995-07-14
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1995  or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1995.

       48,551,896 shares of Common Stock, $2.00 par value.

<PAGE 1>
                                 HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three Months Ended May 31, 1995
            and May 31, 1994 (Unaudited)                               3

            Consolidated Balance Sheets as of
            May 31, 1995 (Unaudited), and February 28, 1995            4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1995 and
            May 31, 1994 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits                      11
            b.  There were no reports on Form 8-K filed
                during the quarter ended May 31, 1995.


<PAGE 2>
                                 HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                                      Three Months Ended
                                                            May 31,
                                                        1995      1994

Revenues:
      Sales                                           $265,968  $223,181
      Other income                                      53,003    45,666
        Total revenues                                 318,971   268,847

Costs and Expenses:
      Costs of sales                                   169,604   141,271
      Selling, general and
        administrative                                  98,125    81,239
      Interest                                           9,517     7,101
      Provision for doubtful
        accounts                                        12,514    10,080
        Total costs and expenses                       289,760   239,691

Earnings before provision for
      income taxes                                      29,211    29,156

Provision for income taxes                              10,745    10,846

Net earnings                                          $ 18,466  $ 18,310


Net earnings per share of common
  stock:
      Primary and fully diluted                          $0.37     $0.37


Cash dividends per share of
      common stock                                       $0.07     $0.06



See notes to consolidated financial statements.

<PAGE 3>
                                    HEILIG-MEYERS COMPANY
                                CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)
                                        (Unaudited)




                                                   May 31,       February 28,
                                                    1995             1995

ASSETS

Current assets:
      Cash                                       $   13,830       $   10,360
      Accounts receivable, net                      562,847          538,208
      Other receivables                              17,933           13,231
      Inventories                                   270,347          253,529
      Other                                          41,639           37,354
         Total current assets                       906,596          852,682

Property and equipment, net                         204,648          203,201
Excess costs over net assets acquired, net          158,682          153,054

                                                 $1,269,926       $1,208,937


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  182,000       $  139,800
      Long-term debt due within
         one year                                    28,092           28,125
      Accounts payable                               86,794           87,523
      Accrued expenses                               54,056           43,138
         Total current liabilities                  350,942          298,586

Long-term debt                                      362,804          370,432
Deferred income taxes                                50,374           49,529

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,102           97,096
      Capital in excess of par value                120,473          120,129
      Retained earnings                             288,231          273,165
            Total stockholders' equity              505,806          490,390

                                                 $1,269,926       $1,208,937



See notes to consolidated financial statements.

<PAGE 4>

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                       Three Months Ended
                                                             May 31,
                                                      1995            1994

Cash flows from operating activities:
   Net earnings                                    $ 18,466        $ 18,310
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                  7,440           6,148
       Provision for doubtful accounts               12,514          10,080
       Other, net                                       (51)            (75)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                    (37,679)       (46,140)
             Sale of accounts receivable                  0         50,000
             Other receivables                       (5,425)        (1,618)
             Inventories                             (6,179)        (7,436)
             Prepaid expenses                        (5,227)        (5,972)
             Accounts payable                          (729)           758
             Accrued expenses                         8,021         18,046

               Net cash (used)/provided
               by operating activities               (8,849)        42,101

Cash flows from investing activities:
   Acquisitions, net of cash acquired                  (706)        (5,543)
   Additions to property and equipment              (17,144)        (6,781)
   Disposals of property and equipment                  834            123
   Miscellaneous investments                         (1,829)          (917)

               Net cash used by investing
               activities                           (18,845)       (13,118)

Cash flows from financing activities:
   Issuance of common stock                              25            646
   Net increase (decrease) in notes payable          42,200        (96,200)
   Proceeds from long-term debt                           0         80,000
   Payments of long-term debt                        (7,661)       (10,430)
   Dividends paid                                    (3,400)        (2,906)

              Net cash provided/(used)
               by financing activities               31,164        (28,890)

Net increase in cash                                  3,470             93
Cash at beginning of period                          10,360          6,295
Cash at end of period                              $ 13,830       $  6,388


See notes to consolidated financial statements.

<PAGE 5>


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 28, 1995. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The results for the first quarter of fiscal year 1996 are not necessarily indicative of future financial results.

B. On April 5, 1995, the Board of Directors declared a cash dividend of $0.07 per share which was paid on May 21, 1995, to stockholders of record on April 27, 1995.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $51,625,000 and $46,678,000 and unearned finance income was $56,126,000 and $54,554,000 at May 31, 1995, and February 28, 1995,
      respectively.

D. The Company made income tax payments of $505,000 and $823,000 during the three months ended May 31, 1995, and May 31, 1994, respectively.

E. The Company made interest payments of $9,779,000 and $5,586,000 during the three months ended May 31, 1995, and May 31, 1994, respectively.

<PAGE 6>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
      CONDITION

      The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1995.


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 18.6% to $319.0 million from $268.8 million in the prior year. Net earnings increased 0.9% to $18.5 million (or $0.37 per share) from $18.3 million (or $0.37 per share) in the prior year.

      Sales for the first quarter increased 19.2% to $266.0 million from $223.2 million in the first quarter of the prior year. The Company's eastern stores provided 84% of total sales for the first quarter of fiscal 1996, or $222.7 million, representing a 12.8% increase over the prior year quarter. The Company's southwestern stores provided 10% of total sales for the first quarter of fiscal 1996, or $26.6 million, representing a 3.0% increase over the prior year quarter. The Company's recently acquired Puerto Rican stores provided 6% of total sales, or $16.8 million, which was in line with Management's expectations. Comparable store sales for the Company's eastern stores increased 3.1%, while comparable sales in the Company's southwestern stores increased 1.0%. Overall, the Company's comparable store sales increased 2.8%. The Company attributes these sales increases to increase volume with an immaterial impact from price changes.

      As a percentage of sales, other income decreased to 19.9% from 20.5% in the prior year. The decrease is primarily the result of higher interest costs associated with a larger pool of securitized receivables. These costs, which are based on the dollar value of receivables sold to third parties, are netted against finance income. Proceeds from securitized receivables are generally used by the Company to lower debt levels.

      Costs of sales increased to 63.8% of sales from 63.3% in the prior year. During the quarter, raw margins (sales less cost of merchandise sold) improved as management continued its focus on strong vendor relationships resulting in obtaining quality goods at the best prices. Despite this improvement, costs of sales increased primarily due to higher delivery costs associated with the Fontana, California Distribution Center, which opened in July 1994, and slightly higher costs associated with home deliveries in the major metropolitan markets. Occupancy expense also increased slightly over the prior year as a result of scheduled annual rate increases to certain southwestern store leases.


      Selling, general and administrative expense increased as a percentage of sales to 36.9% from 36.4% in the prior year quarter. The increase was primarily due to higher advertising costs resulting from increased use of companywide television, radio and newspaper advertising aimed at stimulating sales. The increase in advertising costs was partially offset by lower selling, general and administrative expenses at the Puerto Rican operations, as these stores have lower selling, general and administrative expenses as a percentage of sales compared to the Company as a whole.

      Interest expense increased to 3.6% of sales in the first quarter of fiscal 1996 from 3.2% of sales in the first quarter of the prior year. The increase is primarily the result of higher long-term debt levels. Weighted average long-term debt increased to $392.6 million from $228.2 million in the prior year. Weighted average long-term interest rates decreased to 7.9% from 8.2% in the prior year. Weighted average short-term debt decreased to $151.8 million from $228.9 million in the prior year. Weighted average short-term interest rates increased to 6.4% from 4.1% in the prior year.
<PAGE 7>
The Company continues to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to changes in short-term interest rates.

      The provision for doubtful accounts increased as a percentage of sales to 4.7% from 4.5% in the prior year. The increase was the result of a rise in the portfolio loss rate applied to the growing accounts receivable base. The extension of credit is constantly monitored by management to minimize the portfolio loss rate.

      The tax rate in effect for fiscal 1996 is 36.8%, compared to 37.2% for the first quarter of fiscal 1995. The decrease is a result of the dilutive effect of the effective tax rate for the Company's Puerto Rican operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash position $3,470,000 to $13,830,000 at May 31, 1995, from $10,360,000 at February 28, 1995, compared to an increase of $93,000 in the comparable period a year ago.

     Net cash outflow from operating activities was $8.8 million, compared to a net cash inflow of $42.1 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. An increase in accounts receivable and a rise in inventory levels led to the net cash outflow during the first quarter of fiscal 1996. Accounts receivable increased during the first quarter of fiscal 1996 due to a 19.2% increase in sales. Inventory levels rose due to the addition of new stores as well as the full utilization of the Company's distribution network, which included additions to the Fontana Distribution Center and expansion of three other distribution centers, all of which were completed in the second half of fiscal 1995. In contrast, the positive cash flow from operations during the first quarter of fiscal year 1995 was due to the amendment of two asset securitization agreements involving the sale of an additional $50.0 million of accounts receivable. Excluding the $50.0 million asset securitization, the prior year quarter would have yielded a net cash outflow from operating activities of $7.9 million, which compares to the $8.8 million net cash outflow of the current year quarter. Continued extension of credit and related increases in customer accounts receivable, combined with an increase in inventory levels associated with the addition of new stores and full utilization of the Company's distribution network, will likely produce negative cash flow from operations in the forthcoming fiscal 1996 quarters. However, the Company periodically sells accounts receivable, with limited recourse, which provides additional positive cash flows, which inturn, improve net cash flows from operating activities.
<PAGE 8>
     Investing activities produced negative cash flows of $18.8 million during the first quarter of fiscal 1995 as compared to $13.1 million in the prior year. Additions to property and equipment increased compared to the same period in the prior year due to the expansion of the Company's distribution network. In addition, the Company began construction of four new prototype stores during the quarter in addition to the five prototype stores that were initiated at the end of fiscal 1995. Continuing its store remodeling program, the Company remodeled 40 existing stores during the quarter ended May 31, 1995. The Company expects total capital spending for fiscal 1996 to be stable as a percentage of both sales and assets compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

     Financing activities produced positive cash flows of $31.2 million during the first quarter of fiscal 1996 as compared to a $28.9 million negative cash flow in the prior year. This increase in cash flow is mainly due to the increase in notes payable. During the same period in the prior year, the Company received $80.0 million from a long-term borrowing, the proceeds of which were used to reduce notes payable. The Company has lines of credit through eleven banks totaling $300.0 million, of which $118.0 million was unused at May 31, 1995.

<PAGE 9>




                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 10, 1995                  /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      July  , 1995
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer

<PAGE 10>

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.  See INDEX TO EXHIBITS

            (b) There were no reports on Form 8-K filed during the quarter ended May 31, 1995.




                                      INDEX TO EXHIBITS

                                                                          Page

Exhibit 11.     Computation of Per Share Earnings                          12

Exhibit 27.     Financial Data Schedule                                    13



<PAGE 11>

EXHIBIT 11

                                   HEILIG-MEYERS COMPANY
                             COMPUTATION OF PER SHARE EARNINGS
                       (Amounts in thousands except per share data)


                                                Three Months Ended
                                                May 31,    May 31,
                                                 1995       1994

Primary Earnings Per Share:

  Average number of
    shares outstanding                          48,549     48,431

  Net effect of stock
    options                                      1,080      1,590

  Average number of
    shares as adjusted                          49,629     50,021

  Net earnings                                 $18,466    $18,310

  Per share amount                             $   .37    $   .37


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding                          48,549     48,431

  Net effect of stock
    options                                      1,244      1,590

  Average number of
    shares as adjusted                          49,793     50,021

  Net earnings                                 $18,466    $18,310

  Per share amount                             $   .37    $   .37


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended May 31, 1995 were not included in the earings per share calculation.

<PAGE 12>