Form 10-Q
period 1995-08-31
HEILIG MEYERS CO
filed 1995-10-16
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1995              or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1995.

    48,561,996 shares of Common Stock, $2.00 par value.

<PAGE 1>
                                 HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three and Six Months Ended August 31, 1995
            and August 31, 1994 (Unaudited)                            3

            Consolidated Balance Sheets as of
            August 31, 1995, and February 28, 1995 (Unaudited)         4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1995 and
            August 31, 1994 (Unaudited)                                5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         10

Item 4.     Submission of Matters to a Vote of Security Holders       10


Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits                      11
            b.  There were no reports on Form 8-K filed
                during the quarter ended August 31, 1995.

<PAGE 2>
                                 HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                  Three Months Ended     Six Months Ended
                                       August 31,           August 31,
                                    1995      1994        1995      1994

Revenues:
      Sales                       $270,356  $223,359   $536,324   $446,540
      Other income                  54,505    45,760    107,508     91,426
        Total revenues             324,861   269,119    643,832    537,966

Costs and Expenses:
      Costs of sales               179,853   145,244    349,458    286,515
      Selling, general and
        administrative             103,018    82,195    201,143    163,434
      Interest                      10,453     7,890     19,970     14,991
      Provision for doubtful
        accounts                    13,859    10,208     26,373     20,288
        Total costs and expenses   307,183   245,537    596,944    485,228

Earnings before provision for
      income taxes                  17,678    23,582     46,888     52,738

Provision for income taxes           6,362     8,765     17,107     19,611

Net earnings                      $ 11,316  $ 14,817   $ 29,781   $ 33,127


Net earnings per share of common
  stock:
      Primary and fully diluted      $0.23     $0.30      $0.60      $0.66


Cash dividends per share of
      common stock                   $0.07     $0.06      $0.14      $0.12




See notes to consolidated financial statements.

<PAGE 3>
                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)
                                  (Unaudited)



                                                  August 31,      February 28,
                                                    1995             1995

ASSETS

Current assets:
      Cash                                       $   11,870       $   10,360
      Accounts receivable, net                      492,489          538,208
      Other receivables                              16,587           13,231
      Inventories                                   275,459          253,529
      Other                                          47,918           37,354
         Total current assets                       844,323          852,682

Property and equipment, net                         216,401          203,201
Excess costs over net assets acquired, net          164,500          153,054

                                                 $1,225,224       $1,208,937


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  150,000       $  139,800
      Long-term debt due within
         one year                                    17,912           28,125
      Accounts payable                               81,476           87,523
      Accrued expenses                               51,797           43,138
         Total current liabilities                  301,185          298,586

Long-term debt                                      359,084          370,432
Deferred income taxes                                51,105           49,529

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,118           97,096
      Capital in excess of par value                120,584          120,129
      Retained earnings                             296,148          273,165
            Total stockholders' equity              513,850          490,390

                                                 $1,225,224       $1,208,937




See notes to consolidated financial statements.

<PAGE 4>

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                        Six Months Ended
                                                           August 31,
                                                     1995            1994

Cash flows from operating activities:
   Net earnings                                    $ 29,781       $ 33,127
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 14,298         11,992
       Provision for doubtful accounts               26,373         20,288
       Other, net                                       ---            (81)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                    (81,373)       (86,230)
             Sale of accounts receivable            100,000         50,000
             Other receivables                       (4,079)          (425)
             Inventories                             (7,814)       (42,194)
             Prepaid expenses                       (12,390)       (11,988)
             Accounts payable                        (6,047)        11,189
             Accrued expenses                         5,808         (5,885)

               Net cash provided/(used)
               by operating activities               64,557        (20,207)

Cash flows from investing activities:
   Acquisitions, net of cash acquired                (9,644)       (26,523)
   Additions to property and equipment              (32,666)       (26,553)
   Disposals of property and equipment                1,220            234
   Miscellaneous investments                         (3,913)        (1,846)

               Net cash used by investing
               activities                           (45,003)       (54,688)

Cash flows from financing activities:
   Net increase (decrease) in notes payable          10,200        (10,500)
   Proceeds from long-term debt                           0        105,000
   Payments of long-term debt                       (21,561)       (15,227)
   Issuance of common stock                             116          1,151
   Dividends paid                                    (6,799)        (5,813)

              Net cash (used)/provided
               by financing activities              (18,044)        74,611

Net (decrease)/increase in cash                       1,510           (284)
Cash at beginning of period                          10,360          6,295
Cash at end of period                              $ 11,870       $  6,011



See notes to consolidated financial statements.

<PAGE 5>

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 28, 1995. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The results for the second quarter of fiscal year 1996 are not necessarily indicative of future financial results.

B. On June 21, 1995, the Board of Directors declared a cash dividend of $0.07 per share which was paid on August 26, 1995, to stockholders of record on July 19, 1995.

C. During the second quarter of fiscal year 1996, the Company sold accounts receivable through an asset securitization totaling $100.0 million.

D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $43,550,000 and $46,678,000 and unearned finance income was $52,653,000 and $54,554,000 at August 31, 1995, and February 28, 1995, respectively.

E. The Company made income tax payments of $12,812,000 and $21,314,000 during the three months ended August 31, 1995, and August 31, 1994, respectively.

F. The Company made interest payments of $9,380,000 and $12,685,000 during the three months ended August 31, 1995, and August 31, 1994, respectively.

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


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 20.7% to $324.9 million from $269.1 million in the prior year. Net earnings decreased 23.6% to $11.3 million (or $0.23 per share) from $14.8 million (or $0.30 per share) in the prior year.

      Sales for the second quarter increased 21.0% to $270.4 million from $223.4 million in the second quarter of the prior year. For the six month period ended August 31, 1995, sales increased 20.1% to $536.2 million from $446.5 million in the prior year. Comparable store sales were 3.1% and 2.8% compared to 6.1% and 7.4% for the three and six months ended August 31, 1995 and 1994, respectively. The Company's southwestern stores, consisting mainly of the stores acquired from McMahan's Furniture Company in January 1994, provided
11.0% of total sales for the second quarter of fiscal 1996, or $30.3 million, representing a 25.0% increase over the prior year quarter. The Company's recently acquired Puerto Rican stores provided 6% of total sales during the second quarter, or $16.7 million. Sales increases were below Management's expectations due to an overall sluggish retail environment. Overall sales increases for the three and six months ended August 31, 1995 were due to increased volume with an immaterial impact from price changes.

      As a percentage of sales, other income decreased during the second quarter to 20.2% from 20.5% in the prior year quarter. For the six months ended August 31, 1995, other income decreased, as a percentage of sales, to 20.0% from 20.5% in the prior year. The decrease in both periods is primarily the result of higher interest costs associated with a larger pool of securitized receivables and lower than expected sales in the first and second quarters. Interest costs related to securitized receivables, which are based on the dollar value of receivables sold to third parties, are netted against finance income. Proceeds from securitized receivables are generally used by the Company to lower debt levels.

      Costs of sales increased during the quarter to 66.5% of sales from 65.0% in the prior year quarter. In an effort to stimulate sales, the Company increased promotional pricing during the quarter. This accounted for approximately 1.0 percentage point of the increase in cost of sales, with the remaining increase resulting from loss of sales leverage on fixed type expenses such as occupancy costs. For the six month period ended August 31, 1995, costs of sales were 65.1% compared to 64.2% in the prior year. This increase is mainly due to loss of sales leverage on occupancy and delivery costs for the six months ended August 31, 1995.

      Selling, general and administrative expense increased as a percentage of sales to 38.1% from 36.8% in the prior year quarter. For the six month period ended August 31, 1995, selling, general and administrative expense was 37.5% compared to 36.6% in the prior year. The increase in both periods is primarily the result of additional promotional activity initiated during the first and second quarters in an effort to stimulate sales. In addition, the increase was also due to a loss of sales leverage on certain fixed type expenses such as salaries and related costs.
<PAGE 7>

      Interest expense increased to 3.9% of sales in the second quarter of fiscal 1996 from 3.5% of sales in the second quarter of the prior year. For the six month period ended August 31, 1995, interest expense increased to 3.7% from 3.4% in the prior year. The increase in both periods is primarily the result of higher long-term debt levels. For the quarter, weighted average long-term debt increased to $386.2 million from $286.8 million in the prior year. Weighted average long-term interest rates remained the same at 7.9% compared to the prior year quarter. Weighted average short-term debt increased to $208.0 million from $183.0 million in the prior year. Weighted average short-term interest rates increased to 6.3% from 4.7% in the prior year. The Company continues to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to changes in short-term interest rates.

      The provision for doubtful accounts increased in the second quarter, as a percentage of sales, to 5.1% from 4.6% in the prior year. For the six months ended August 31, 1995, the provision increased to 4.9% from 4.5% in the prior year. The increase in both periods was the result of a rise in the portfolio loss rate and related write-offs associated with the growing accounts receivable base (prior to the effect of securizations). As a result of current trends, the Company anticipates an increase to the provision, as a percentage of sales, in the remaining fiscal 1996 quarters. The extension of credit is constantly monitored by management to minimize the portfolio loss rate.

      The income tax rate in effect for fiscal 1996 is 36.5% compared to 36.9% for fiscal 1995. This decrease in the income tax rate is the result of larger fixed dollar income tax credits in the current year and the lower effective tax rate of the Company's Puerto Rican operations.


LIQUIDITY AND CAPITAL RESOURCES

      The Company increased its cash position $1.5 million to $11.9 million at August 31, 1995, from $10.4 million at February 28, 1995, compared to a decrease of $.3 million in the comparable period a year ago.

      Net cash inflow from operating activities was $64.6 million, compared to a net cash outflow of $20.2 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. However, during the second quarter of fiscal 1996, the Company entered into an asset securitization agreement involving the sale of $100.0 million of accounts receivable. Likewise, the Company entered into an asset securitization agreement during the first quarter of the prior year involving the sale of $50.0 million in accounts receivable. During the first six months of fiscal 1996, accounts receivable, prior to the effect of securitizations, grew at a slower rate due to a lower year-to-date sales growth of 21.0% in fiscal 1996 versus a year-to-date sales growth of 36.3% in the prior year. During the first six months of fiscal 1996, net cash outflows for inventories decreased as compared to the prior year. This decrease is mainly due to the addition of the Fontana Distribution Center in the prior year as well as fewer stores being opened in the six months ended August 31, 1995 (41 versus 44 in the prior year). Also contributing to the decrease in growth of inventory levels are slightly higher inventory turns compared to the prior year and increased utilization of inventory management techniques such as Just-In-Time inventory. Continued extension of credit and related increases in customer accounts receivable, combined with expected increases to inventory levels in preparation for the upcoming holiday selling season, will likely produce negative cash flow from operations in the forthcoming fiscal 1996 quarters. However, the Company periodically sells accounts receivable with limited recourse which provides additional positive cash flows from operating activities.
<PAGE 8>

      Investing activities produced negative cash flows of $45.0 million during the first six months of fiscal 1996 as compared to negative cash flows of $54.7 million in the prior year. During the first six months of fiscal 1996, the Company began construction of twelve new prototype stores (versus eight in the prior year period) and completed three prototype stores initiated at the end of fiscal 1995. Continuing its store remodeling program, the Company remodeled 54 existing stores (versus 28 in the prior year period) during the six months ended August 31, 1995. Cash outflows for acquisitions decreased to $9.6 million during the first six months of fiscal 1996 from $26.5 million in the prior year. This decrease is primarily due to the prior year purchase of nine stores from Nelson Brothers Furniture Corporation of Chicago, Illinois, which included $12.9 million of accounts receivable. The Company expects total capital spending for fiscal 1996 to be stable as a percentage of both sales and assets compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

     Financing activities produced negative cash flows of $18.0 million during the first six months of fiscal 1996 as compared to a $74.6 million positive cash flow in the prior year. During the same period in the prior year, the Company received $105 million from a long-term borrowing, the proceeds of which were used to reduce notes payable. Excluding this $105 million from the long-term borrowing, the prior year period produced negative cash flows of $30.4 million compared to negative cash flows of $18.0 million during the current year period. This decrease in negative cash flows is mainly due to the increase in notes payable in the current year period. During the second quarter of fiscal 1996, the Company entered into a five year, $400.0 million revolving credit facility, of which $265.0 million was unused at August 31, 1995. This credit facility replaced previously existing lines of credit totaling $300.0 million.


OUTLOOK

      The Company expects the sluggish retail environment experienced during the first half of fiscal 1995 to continue during the third quarter. For the month ended September 30, 1995, sales increased 14.9% over the same period last year. Comparable store sales for the month ended September 30, 1995 were -0.9%. In an effort to stimulate sales in the third and fourth quarters, Management expects the need to continue its strategy of increased promotional pricing which could have an effect on gross margin percentages. Management is confident that the Company's core strategy of focusing on its small-town market niche while providing a broad selection of merchandise, flexible in-house credit and emphasizing customer service provides a strong foundation for continued long-term success.

<PAGE 9>

                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously reported in its Annual Report on Form 10K, the Company is involved in cases regarding credit insurance premiums and non-filing fees charged by the Company on certain transactions. The plaintiffs are alleging that the Company's charging of these fees violate certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. One of these cases, Leverett et al v. Heilig-Meyers Furniture Company was filed on September 22, 1994 in the Superior Court of Richmond County, Georgia and was subsequently removed to the United States District Court for the Southern District of Georgia. The Company moved to dismiss the case and for summary denial of the class certification motion. On September 18, 1995, the Court granted the Company's motion for denial of class certification and has granted summary dismissal on two of the three counts brought by the plaintiff. As a result, the Company anticipates the amount involved in the resolution of this matter will be negligible. The Company is also party to Inman, et al v. Heilig-Meyers Furniture Company, et al (filed on May 12, 1994 in the Circuit Court of Fayette County, Alabama), in which a class consisting of certain of its Alabama customers has been conditionally certified. The plaintiffs seek compensatory and punitive damages related to the Company's charges for certain credit insurance products. The Company and plaintiff had reached a preliminary settlement in an amount not significant to the Company. However, the plaintiffs have reneged on this agreement. The Company intends to vigorously defend this case.


Item 4.     Submission of Matters to a Vote of Security Holders.

(a)         The Annual Meeting of the Company's shareholders was held June 21,
            1995.

(c)(i) The shareholders approved the ratification of the selection of Deloitte & Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

                  FOR         -                41,074,480

                  AGAINST     -                    31,918

                  ABSTAIN     -                    57,116

(c)(ii) The shareholders of the Company also elected a board of twelve directors for one-year terms. The elections were approved by the following vote:

                  Directors                   For        Withheld

            William C DeRusha             40,921,629      241,885
            Troy A. Peery, Jr.            40,926,561      236,953
            Alexander Alexander           41,042,411      121,103
            Robert L. Burrus, Jr.         40,483,906      679,608
            Aurthur D. Charpentier        41,046,036      117,478
            Benjamin F. Edwards, III      41,045,736      117,778
            Alan G. Fleisher              41,031,356      132,158
            Nathaniel Krumbein            40,908,073      255,441
            Hyman Meyers                  40,905,238      258,276
            S. Sidney Meyers              40,907,836      255,678
            Lawrence N. Smith             41,044,536      118,978
            George A. Thornton, III       41,044,236      119,278

<PAGE 10>



Item 6.      Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There were no reports on Form 8-K filed during the quarter ended August 31, 1995.





















<PAGE 11>


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      October 16, 1995               s/s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      October 16, 1995               s/s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer





























<PAGE 12>


                                     INDEX TO EXHIBITS

                                                                         Page

Exhibit 11. Computation of Per Share Earnings                              14

Exhibit 27. Financial Data Schedule                                        15


<PAGE 13>





EXHIBIT 11
                             HEILIG-MEYERS COMPANY
                       COMPUTATION OF PER SHARE EARNINGS
                 (Amounts in thousands except per share data)


                                 Three Months Ended        Six Months Ended
                               August 31,  August 31,   August 31,  August 31,
                                  1995        1994         1995        1994

Primary Earnings Per Share:

  Average number of
    shares outstanding           48,554       48,441      48,554       48,436

  Net effect of stock
    options                       1,296        1,479       1,188        1,578

  Average number of
    shares as adjusted           49,850       49,920      49,742       50,014

  Net earnings                  $11,316      $14,817     $29,781      $33,127

  Per share amount              $   .23      $   .30     $   .60      $   .66


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding           48,554       48,441      48,554       48,436

  Net effect of stock
    options                       1,296        1,479       1,270        1,578

  Average number of
    shares as adjusted           49,850       49,920      49,824       50,014

  Net earnings                  $11,316      $14,817     $29,781      $33,127

  Per share amount              $   .23      $   .30     $   .60      $   .66


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended August 31, 1995 were not included in the earnings per share calculation.

<PAGE 14>