Form 10-Q
period 1995-11-30
HEILIG MEYERS CO
filed 1996-01-16
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1995              or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1996.

       48,571,571 shares of Common Stock, $2.00 par value.

<Page 1>
                                 HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three and Nine Months Ended November 30, 1995
            and November 30, 1994 (Unaudited)                          3

            Consolidated Balance Sheets as of
            November 30, 1995, and February 28, 1995 (Unaudited)       4

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 1995 and
            November 30, 1994 (Unaudited)                              5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits                      11
            b.  There were no reports on Form 8-K filed
                during the quarter ended November 30, 1995.


<Page 2>




                                HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                  Three Months Ended    Nine Months Ended
                                     November 30,         November 30,
                                    1995      1994        1995      1994

Revenues:
      Sales                       $317,670  $264,114   $853,994   $710,654
      Other income                  57,809    50,975    165,316    142,401
        Total revenues             375,479   315,089  1,019,310    853,055

Costs and Expenses:
      Costs of sales               209,231   168,164    558,689    454,680
      Selling, general and
        administrative             122,836    95,564    323,979    258,998
      Interest                      10,105     8,676     30,075     23,667
      Provision for doubtful
        accounts                    20,458    12,783     46,830     33,071
        Total costs and expenses   362,630   285,187    959,573    770,416

Earnings before provision for
      income taxes                  12,849    29,902     59,737     82,639

Provision for income taxes           4,092    11,131     21,193     30,742

Net earnings                      $  8,757  $ 18,771   $ 38,544   $ 51,897


Net earnings per share of common
  stock:
      Primary                        $0.18     $0.38      $0.78      $1.04
      Fully Diluted                  $0.18     $0.38      $0.77      $1.04

Cash dividends per share of
      common stock                   $0.07     $0.06      $0.21      $0.18




See notes to consolidated financial statements.

<Page 3>

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)
                                  (Unaudited)



                                                November 30,     February 28,
                                                    1995             1995

ASSETS

Current assets:
      Cash                                       $   11,079       $   10,360
      Accounts receivable, net                      576,463          538,208
      Other receivables                              22,939           13,231
      Inventories                                   299,145          253,529
      Other                                          40,336           37,354
         Total current assets                       949,962          852,682

Property and equipment, net                         222,879          203,201
Excess costs over net assets acquired, net          170,340          153,054

                                                 $1,343,181       $1,208,937


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  219,800       $  139,800
      Long-term debt due within
         one year                                    17,894           28,125
      Accounts payable                              111,557           87,523
      Accrued expenses                               71,154           43,138
         Total current liabilities                  420,405          298,586

Long-term debt                                      352,775          370,432
Deferred income taxes                                50,605           49,529

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,138           97,096
      Capital in excess of par value                120,746          120,129
      Retained earnings                             301,512          273,165
         Total stockholders' equity                 519,396          490,390

                                                 $1,343,181       $1,208,937




See notes to consolidated financial statements.

<Page 4>

                                  HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                        Nine Months Ended
                                                          November 30,
                                                     1995            1994

Cash flows from operating activities:
   Net earnings                                    $ 38,544       $ 51,897
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 22,479         17,746
       Provision for doubtful accounts               46,830         33,071
       Other, net                                      (303)          (310)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                   (186,862)      (152,319)
             Sale of accounts receivable            100,000        100,000
             Other receivables                      (10,431)         4,652
             Inventories                            (30,200)       (44,903)
             Prepaid expenses                        (5,295)       (13,343)
             Accounts payable                        24,034         27,877
             Accrued expenses                        22,450          8,991

               Net cash provided
               by operating activities               21,246         33,359

Cash flows from investing activities:
   Acquisitions, net of cash acquired               (11,945)       (28,962)
   Additions to property and equipment              (44,269)       (48,923)
   Disposals of property and equipment                2,862          4,264
   Miscellaneous investments                         (8,551)        (1,358)

               Net cash used by investing
               activities                           (61,903)       (74,979)

Cash flows from financing activities:
   Net increase (decrease) in notes payable          79,200        (41,700)
   Proceeds from long-term debt                         ---        115,000
   Payments of long-term debt                       (27,888)       (21,500)
   Issuance of common stock                             262          1,298
   Dividends paid                                   (10,198)        (8,721)

               Net cash provided
               by financing activities               41,376         44,377

Net increase in cash                                    719          2,757
Cash at beginning of period                          10,360          6,295
Cash at end of period                              $ 11,079       $  9,052



See notes to consolidated financial statements.

<Page 5>

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 28, 1995. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The results for the third quarter of fiscal year 1996 are not necessarily indicative of future financial results.

B. On October 18, 1995, the Board of Directors declared a cash dividend of $0.07 per share which was paid on November 25, 1995, to stockholders of record on November 8, 1995.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $67,273,000 and $46,678,000 and unearned finance income was $66,825,000 and $54,554,000 at November 30, 1995, and February 28, 1995,
      respectively.

D. The Company made income tax payments of $22,956,000 and $27,711,000 during the nine months ended November 30, 1995, and November 30, 1994, respectively.

E. The Company made interest payments of $11,084,000 and $23,589,000 during the nine months ended November 30, 1995, and November 30, 1994, respectively.

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


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 19.2% to $375.5 million from $315.1 million in the prior year. Net earnings decreased 53.3% to $8.8 million (or $0.18 per share) from $18.8 million (or $0.38 per share) in the prior year.

      Sales for the third quarter increased 20.3% to $317.7 million from $264.1 million in the third quarter of the prior year. For the nine month period ended November 30, 1995, sales increased 20.2% to $854.0 million from $710.7 million in the prior year. Comparable store sales increased 0.2% and 1.7% compared to 9.2% and 8.0% for the three and nine months ended November 30, 1995 and 1994, respectively. The Company's southwestern stores, consisting mainly of the stores acquired from McMahan's Furniture Company in January 1994, provided
10.5% and 10.6% of total sales for the three and nine months ended
November 30, 1995, respectively. The Company's Puerto Rican stores provided 9.0% and 7.3% of total sales for the three and nine months ended
November 30, 1995, respectively. Sales increases for Continental U.S. operations were below Management's expectations due to an overall sluggish retail environment. Overall sales increases for the three and nine months ended November 30, 1995 were due to increased volume with an immaterial impact from price changes.

      As a percentage of sales, other income decreased during the third quarter to 18.2% from 19.3% in the prior year quarter. For the nine months ended November 30, 1995, other income decreased, as a percentage of sales, to 19.4% from 20.0% in the prior year. The decrease in both periods is primarily the result of lower finance income as a percentage of sales. Finance income has increased at a lower rate than sales due to a larger pool of securitized accounts receivable compared to the prior year. Interest costs related to securitized receivables, which are based on the dollar value of accounts receivable sold to third parties, are netted against finance income.
Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels.

      Costs of sales increased during the quarter to 65.9% of sales from 63.7% in the prior year quarter. Increased promotional pricing and loss of sales leverage on fixed-type expenses such as occupancy costs and depreciation charges related to store and distribution system enhancements accounted for the increase to costs of sales during the third quarter ended November 30, 1995. For the nine month period ended November 30, 1995, costs of sales were 65.4% compared to 64.0% in the prior year. This increase is mainly due to loss of sales leverage on occupancy and delivery costs. In addition, the promotional pricing incurred in the second and third quarters of fiscal 1996 have also increased costs of sales for the nine months ended November 30, 1995.

      Selling, general and administrative expense increased as a percentage of sales to 38.7% from 36.2% in the prior year quarter. For the nine month period ended November 30, 1995, selling, general and administrative expense was 37.9% compared to 36.4% in the prior year. The increase in both periods is primarily the result of additional promotional activity initiated during the first three quarters of fiscal 1996 in an effort to stimulate sales. In addition, the increase was also due to a loss of sales leverage on certain fixed type expenses such as salaries and related costs.
<Page 7>

      Interest expense decreased to 3.2% of sales in the third quarter of fiscal 1996 from 3.3% of sales in the third quarter of the prior year. For the nine month period ended November 30, 1995, interest expense increased to 3.5% of sales from 3.3% of sales in the prior year. For the quarter, weighted average long-term debt increased to $374.7 million from $299.3 million in the prior year. Weighted average long-term interest rates were 7.9% in the third quarter compared to 7.9% in the prior year quarter. Weighted average short-term debt decreased to $176.6 million from $239.5 million in the prior year. Weighted average short-term interest rates increased to 6.2% from 5.3% in the prior year. The Company continues to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to changes in short-term interest rates.

      The provision for doubtful accounts increased for the third quarter, as a percentage of sales, to 6.4% from 4.8% in the prior year. For the nine month period ended November 30, 1995, the provision increased to 5.5% from 4.7% in the prior year. The increase in both periods was the result of a rise in the portfolio loss rate and related write-offs associated with the growing accounts receivable base (prior to the effect of securizations). Should the trend in current sales and portfolio loss rates continue, Management anticipates an increase to the provision, as a percentage of sales, in the fourth quarter of fiscal year 1996 compared to the same period of the prior year. The extension of credit is constantly monitored by management to minimize the portfolio loss rate.

      The income tax rate in effect for fiscal 1996 is 35.7% compared to 36.9% for fiscal 1995. This decrease in the income tax rate is primarily the result of higher fixed dollar income tax credits in the current year and the lower effective tax rate on the Company's Puerto Rican earnings compared to the Company as a whole. This change in the annual effective income tax rate resulted in an effective tax rate of 31.8% for the third quarter ended November 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

      The Company increased its cash position $0.7 million to $11.1 million at November 30, 1995, from $10.4 million at February 28, 1995, compared to an increase of $2.8 million in the comparable period a year ago.

      Net cash inflow from operating activities was $21.2 million, compared to a net cash inflow of $33.4 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. However, the Company periodically sells accounts receivable with limited recourse which provides additional positive cash flows from operating activities. During the second quarter of fiscal 1996, the Company entered into an asset securitization agreement involving the sale of $100.0 million of accounts receivable. Likewise, the Company entered into asset securitization agreements during the first and third quarters of the prior year involving the sale of $100.0 million (in total) in accounts receivable. As a result, both the nine months ended November 30, 1995 and November 30, 1994 produced positive cash flows from operations. During the first nine months of fiscal 1996, accounts receivable, prior to the effect of securitizations, increased due to a 20.2% increase in sales. During the first nine months of fiscal 1996, net cash outflows for inventories decreased as compared to the prior year. This decrease is mainly due to the addition of the Fontana California distribution center in the prior year. The utilization of inventory management techniques such as Just-In-Time inventory resulted in slightly higher inventory turns and a decrease in the growth of inventory levels for the nine months ended November 30, 1995 compared to the prior year. Continued extension of credit and related increases in customer accounts receivable will likely produce negative cash flow from operations in the fourth quarter of fiscal 1996.

<Page 8>

      Investing activities produced negative cash flows of $61.9 million during the first nine months of fiscal 1996 as compared to negative cash flows of $75.0 million in the prior year. Cash outflows for acquisitions decreased to $11.9 million during the first nine months of fiscal 1996 from $29.0 million in the prior year. This decrease is primarily due to the prior year purchase of nine stores from Nelson Brothers Furniture Corporation of Chicago, Illinois, which included $12.9 million of accounts receivable. The Company expects total capital spending for fiscal 1996 to be stable as a percentage of both sales and assets compared to the prior fiscal year. Capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

     Financing activities produced positive cash flows of $41.4 million during the first nine months of fiscal 1996 as compared to a $44.4 million positive cash flow in the prior year. The positive cash flow from financing activities in the current year is primarily due to an increase in notes payable. During the first nine months of the prior year, the Company received $115.0 million from long-term borrowings, the proceeds of which were used to reduce notes payable and resulted in a positive cash flow from financing activities for the period. During the second quarter of fiscal 1996, the Company replaced $300.0 million of previously existing lines of credit with a new $400.0 million revolving credit facility, of which $215.0 million was unused at November 30, 1995. The Company also had uncommitted lines of credit totalling $45.0 million of which $20.0 million was unused at November 30, 1995.


OUTLOOK

      The Company expects the sluggish retail environment experienced during the first nine months of fiscal 1996 to continue during the remainder of fiscal 1996. Therefore, management expects the promotional environment to continue through the fourth quarter which could have an effect on gross margin percentages. For the month ended December 31, 1995, sales increased 20.0% over the same period last year, however comparable store sales decreased appoximately 2.3%. Management is confident that the Company's core strategy of focusing on its small-town market niche while providing a broad selection of merchandise, flexible in-house credit and emphasizing customer service provides a strong foundation for continued long-term success.

<Page 9>


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 12, 1996               /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      January 12, 1996               /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer


<Page 10>



Item 6.      Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1995.



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


<Page 11>

EXHIBIT 11
                             HEILIG-MEYERS COMPANY
                       COMPUTATION OF PER SHARE EARNINGS
                 (Amounts in thousands except per share data)


                                Three Months Ended        Nine Months Ended
                            November 30, November 30, November 30, November 30,
                                  1995         1994         1995         1994

Primary Earnings Per Share:

  Average number of
    shares outstanding           48,555       48,456      48,554       48,443

  Net effect of stock
    options                       1,044        1,542       1,139        1,594

  Average number of
    shares as adjusted           49,599       49,998      49,694       50,037

  Net earnings                  $ 8,757      $18,771     $38,544      $51,898

  Per share amount              $   .18      $   .38     $   .78      $  1.04


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding           48,555       48,456      48,554       48,443

  Net effect of stock
    options                       1,044        1,542       1,195        1,594

  Average number of
    shares as adjusted           49,599       49,998      49,749       50,037

  Net earnings                  $ 8,757      $18,771     $38,544      $51,898

  Per share amount              $   .18      $   .38     $   .77      $  1.04


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended November 30, 1995 were not included in the earnings per share calculation.