Form 10-K
period 1996-02-29
HEILIG MEYERS CO
filed 1996-05-28
CIK 46601

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549
                                                Form 10-K

(Mark One)
  X  Annual report pursuant to Section 13 or 15 (d) of the Securities
Exchange
     Act of 1934 [Fee Required]

For the fiscal year ended February 29, 1996 or

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


        The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1996 was approximately $788,201,568.
<PAGE 1>

        This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 1, 1996 by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

        As of May 1, 1996, there were outstanding 48,592,321 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 19, 1996, are incorporated by reference into
Part III.

<PAGE 2>

                                               INDEX

PART 1
ITEM 1.  BUSINESS                                                Page

       A.  Introduction                                             4
       B.  Industry Segments                                        4
       C.  Nature of Business
             General                                                4
             Competition                                            5
       D.  Store Operations
             General                                                5
             Merchandising                                          6
             Advertising and Promotion                              6
             Credit Operations                                      7
             Distribution                                           8
             Customer Service                                       8
       E.  Corporate Expansion                                      9
       F.  Other Factors Affecting the Business of Heilig-Meyers
             Suppliers                                              9
             Service Marks, Trademarks and Franchise Operations     9
             Seasonality                                           10
             Employees                                             10
             Foreign Operations and Export Sales                   10

ITEM 2.  PROPERTIES                                                10

ITEM 3.  LEGAL PROCEEDINGS                                         11

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS      11

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
                RELATED STOCKHOLDER MATTERS                        14

ITEM 6.  SELECTED FINANCIAL DATA                                   15

ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS      17

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA               22

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
                on ACCOUNTING and FINANCIAL DISCLOSURE             38

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT       39

ITEM 11.  EXECUTIVE COMPENSATION                                   39

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
                and MANAGEMENT                                     39

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS           39

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
                REPORTS on FORM 8-K                                39


<PAGE 3>
                                              PART 1

                                         ITEM 1. BUSINESS

A.  Introduction

        Heilig-Meyers Company (the "registrant"), which together with its predecessors and subsidiaries, sometimes hereinafter referred to as the "Company," is engaged primarily in the retail sale of home furnishings. The Company's predecessors are numerous Virginia and North Carolina corporations, the first of which was incorporated in 1940, and all of which were merged into Heilig-Meyers Company, a North Carolina corporation, in March 1970, which in turn was merged into the registrant, a Virginia corporation, in June 1972.

        The Company has grown in recent years, in part, through a series of acquisitions. The following represent the largest acquisitions in the last five years. In October 1992, the Company acquired the assets of 14 stores from Wolf Furniture Enterprises, Inc. In June 1993, the Company acquired the assets of 11 stores from L. Fish, Inc. In January 1994, the Company acquired certain assets relating to 92 stores of McMahan's Furniture Company. In August 1994, the Company acquired the assets of 9 stores from Nelson Brothers Furniture Company. In February 1995, the Company acquired certain assets relating to the operations of 17 stores owned by Berrios Enterprises of Caguas, Puerto Rico. Most recently, in October 1995, the Company purchased certain assets relating to the operations of 9 stores formerly operated by BWAC International of San Juan, Puerto Rico. All of the Company's Puerto Rican stores operate under the "Berrios" name.

                                       B.  Industry Segments

        The Company considers that it is engaged primarily in one line of business, the sale of home furnishings, and has one reportable industry segment. Accordingly, data with respect to industry segments has not been separately reported herein.

                                      C.  Nature of Business

General
        The Company is the nation's largest publicly held specialty retailer of home furnishings with 716 stores (as of February 29, 1996), 688 of which are located in 26 states and 28 of which are located in Puerto Rico. The Company's stores are primarily located in small towns and rural markets in the Southeast, Midwest, West and Southwest of the continental United States.

        The Company's operating strategy includes:

        - Offering a broad selection of competively priced home furnishings including furniture, consumer electronics, appliances, bedding and floor coverings

        - Locating stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan area

        - Offering in-house credit programs to provide flexible financing to its customers

        - Utilizing centralized inventory and distribution systems in strategic regional locations to support store inventory and merchandise delivery operations

        - Emphasizing customer service, including free delivery on most major purchases and repair service for consumer electronics and other mechanical items

<PAGE 4>

The Company believes this strategy of offering selection, credit, delivery and service generally allows it to have the largest market share among home furnishings retailers in most of its small-town markets.

Competition
        The retail home furnishings industry is a highly competitive and fragmented market. Heilig-Meyers, as a whole, competes with large chains, independent stores, discount stores, furniture stores, specialty stores and others, some of which have financial resources greater than those of the Company, and some of which derive revenues from the sale of products other than home furnishings. The Company believes that locating stores in small towns and rural markets provides an important competitive advantage. Currently, approximately 80% of all stores are located in towns with populations under 50,000 and more than 25 miles from a metropolitan market. As the majority of other furniture chains locate their stores in larger cities, competition in these small towns largely comes from locally-owned store operations which generally lack the financial strength to compete effectively with the Company. Due to volume purchasing, the Company believes it is generally able to offer merchandise at lower prices than its competitors, especially local independent and regional specialty furniture retailers. In addition, management believes that it offers a broader selection of merchandise than many of its competitors. Consequently, the Company believes that its stores have the largest market share among home furnishings retailers in the majority of their areas.

        Based on its experience, the Company believes its competitive environment is comparable in all geographic regions in which it operates. Therefore, the Company does not believe that a regional analysis of its competitive market is meaningful at this time.

                                         D.  Store Operations

General
        The Company's stores generally range in size from 10,000 to 35,000 square feet, with the average being approximately 20,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban shopping experience in a rural location. During the last four years, the Company has revitalized its prototype store construction program. The Company's most recent version of its prototype stores opened in fiscal 1993. The Company added 3 of these stores in fiscal 1994, 7 in fiscal 1995, 8 in fiscal 1996 and plans to add up to 13 more for fiscal 1997. The prototype stores feature the latest display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. The Company's existing store remodeling program, under which stores are remodeled on a rotational basis, provides the Company's older stores with a fresh look and up-to-date displays on a periodic basis. During fiscal 1996, the Company remodeled 55 existing stores and approximately 115 additional remodelings are planned for fiscal 1997.

        All operations of the Company are managed as one line of business. Each store unit is managed by an on-site manager responsible for day-to-day store operations including installment credit extension and collection. Stores are grouped into divisions and regions for executive management purposes.

        The Company has an extensive in-house education program to train new employees in its operations and to keep current employees informed of the Company's policies. This training program emphasizes sales productivity, credit extension and collection, and store administration. The training program utilizes the publication of detailed store manuals, internally produced training videotape and Company-conducted classes for employees.
The Company also has an in-store manager training program which provides potential managers hands-on experience in all aspects of store operations.
<PAGE 5>
The Company's ongoing education program is designed to provide a sufficient number of qualified personnel for its stores.

        In recent years, the Company has enhanced operating systems to increase the availability and effectiveness of management information and to provide a foundation for planned future growth. In fiscal 1995, the Company made improvements to inventory management by use of just-in-time ordering and backhauling. Also during fiscal 1995, the Company completed a conversion to updated hardware providing a foundation for numerous system enhancements. In fiscal 1996, the Company completed the installation of a new satellite system. This system provides immediate communication between the Company's corporate headquarters, stores and distribution centers. As a result, the Company believes customer service has been improved by providing store management more timely access to information related to product availability. This system is also expected to provide the means for the Company to implement its new inventory reservation system in addition to enhance target marketing programs.

Merchandising
        The Company's merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding, and other items such as jewelry, small appliances and seasonal goods. During the fiscal year ended February 29, 1996, approximately 58% of the Company's sales were derived from furniture and accessories; 12% from consumer electronics; 11% from bedding; 9% from appliances; with the remaining 10% being divided among other items such as jewelry, small appliances and seasonal goods. These percentages have not varied significantly over the past four fiscal years.

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

        While the basic merchandise mix remained fairly constant during fiscal 1996, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. In fiscal 1997, the Company plans to implement (in certain markets) a new merchandising program referred to as "MUST 2000." This program is designed to provide store management more flexibility when implementing merchandise line-ups with emphasis on product categories, styles and price points best suited for each individual store. During fiscal 1996, the Company continued to strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements which improve inventory management.

Advertising and Promotion
        Direct mail circulars are a key part of the Company's marketing progam. The Company centrally designs its direct mail circulars which accounted for approximately 43% of the Company's advertising expenses in fiscal 1996. In fiscal 1996, the Company distributed over 160 million direct mail circulars. This included monthly circulars sent by direct mail to over ten million households on the Company's mailing list and special private sale circulars mailed to over two million of these households each month, as well as during special promotional periods.

        In addition to the Company's utilization of direct mail circulars, television and radio commercials are produced centrally and aired in virtually all of the Company's markets. Newspaper and radio advertising is placed largely at the store level. In fiscal 1996, the Company utilized Spanish language television and radio in selected markets with significant Hispanic populations. The Company also regularly conducts approximately 40
<PAGE 6>
company-wide promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. Besides the conventional marketing techniques noted above, Heilig-Meyers has sought alternative methods to increase the Company's name recognition and customer appeal. In fiscal 1996, the Company continued its sponsorship of the Heilig-Meyers NASCAR Racing Team as a means of enhancing the Company's name recognition among the millions of NASCAR fans in its market areas.

        During fiscal 1996, the Company continued to utilize market segmentation techniques (begun in fiscal 1994) to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of potential customers most likely to make a purchase. The Company believes that the availability, as well as the terms of credit, are key determinants in the purchase decision, and therefore, promotes credit availability by disclosing monthly payment terms in its circulars. Historically, expenses for advertising and promotion have been between 6% and 8% of sales. Advertising expense was above its historical levels in fiscal 1996 at approximately 8.4% of sales. This was the result of increased promotional activity in response to the sluggish home furnishings retail environment.

Credit Operations
        The Company believes that offering flexible, in-house credit is an important part of its business strategy which provides a significant competitive advantage. Because installment credit is administered at the store level, terms can generally be tailored to meet the customer's ability to pay. Each store has a credit manager who, under the store manager's supervision, is responsible for extending and collecting that store's accounts in accordance with corporate guidelines. Because Company representatives work with customers on a local level, they can often extend credit, without significantly increasing the risk of nonpayment, to customers who may not qualify for credit under bank card programs or from competitors who typically use strict, impersonal credit extension models.


        The Company believes its credit program fosters customer loyalty and repeat business. Historically, approximately 80% of the Company's sales have been made through the Company's installment credit program. Although the Company extends credit for terms up to 24 months, the average term of the installment obligation for the fiscal year ended February 29, 1996, was approximately 17 months. The Company accepts major credit cards in all of its stores and, in addition, offers a revolving credit program featuring its private label credit card. The Company promotes this program by direct mailings to revolving credit customers of acquired stores and potential new customers in targeted areas. Credit extension and collection of revolving accounts are handled centrally from the Company's credit center located at its corporate office.

        Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not materially differ from recognition at time of shipment. The effect of sales returns prior to shipment date have been immaterial. Finance charges are included in revenues on a monthly basis as earned. During fiscal 1996, finance income amounted to $182,426,000 or approximately 13.4% of total revenues. The Company is unable to estimate accurately the contribution of its financing operations to net income because the Company does not specifically allocate various costs and expenses of operations between retail sales and credit operations.

        The Company offers, but does not require, one or more of the following credit insurance products at the time of a credit sale: property, life, disability and unemployment insurance. The Company's employees enroll customers under a master policy issued by an unrelated third party insurer with respect to these credit insurance products.
<PAGE 7>
Distribution
        The Company currently operates seven distribution centers in the continental U.S. and one center in Puerto Rico. These centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; Moberly, Missouri; Fontana, California; and Cidra, Puerto Rico. In fiscal 1995, the Company expanded the Rocky Mount, Russellville, and Mount Sterling distribution centers to meet increased volume demands. These additions added the equivalent of one distribution center. During fiscal 1996, the Company expanded the Moberly distribution center with a 150,000 square foot addition. Currently, the Company's distribution network has the capacity to service over 800 stores in the continental U.S. The Company plans to open an eighth distribution center in Athens, Texas in late fiscal 1997 to service expected growth in Texas, Oklahoma and Louisiana. With this addition, the number of stores the Company will be able service in the continental U.S. will increase to approximately 900.

        The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling from vendors is the transportation of purchased inventory to the distribution center while returning from normal store deliveries. The Company backhauled approximately 18% of its purchased inventory in the continental U.S. in fiscal 1996.

        Typically, each of the Company's stores is located within 250 miles of one of the seven distribution centers. The Company operates a fleet of trucks which delivers merchandise to each store at least twice a week. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

Customer Service
        The Company believes that customer service is an important element for success in the retail furniture business and therefore provides a broad range of services to its customers. These include, in most markets, free home delivery of major purchases and set-up in the home, as well as liberal policies with respect to exchanges and returns. In addition, the Company offers service agreements on certain merchandise sold in its stores. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Prior to fiscal 1995, the Company retained a portion of its service policies and deferred recognition of the related income along with the direct cost of acquiring the contracts. Income on these contracts is being earned over the life of the service policies.

        In addition, the Company provides repair services on virtually all consumer electronics and mechanical items sold in its stores. The Company operates service centers in Fayetteville, North Carolina, Moberly, Missouri and Fontana, California. The Fayetteville Service Center occupies approximately 40,000 square feet and has the capacity to process 2,000 repair jobs a week. The Moberly Service Center occupies 35,000 square feet adjacent to the Moberly, Missouri Distribution Center and has the capacity to process 2,000 repair jobs a week. The Fontana service center occupies 15,000 square feet and has the capacity to process 500 repair jobs a week. The service centers provide service for all consumer electronic items, most mechanical items (except major appliances which are serviced locally) and watches. The service centers are also authorized to perform repair work under certain manufacturers' warranties. Service center trucks visit stores weekly, allowing one week turnaround on most repair orders.

<PAGE 8>
                            E.  Corporate Expansion

        The Company has grown from 322 stores at February 28, 1991, to 716 stores at February 29, 1996. Over this time period, the Company has expanded from its traditional Southeast operating region into the Midwest, West, Southwest, and outside the continental United States into Puerto Rico.


        The Company currently operates stores in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, New Mexico, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Puerto Rico. Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 29, 1996, the Company opened 72 stores and closed 3 stores for a net increase of 69 stores. Of these, 11 are in Puerto Rico, 6 are in Illinois, 2 are in Ohio, 2 are in Iowa, 7 are in Mississippi, 5 are in Missouri, 9 are in Florida, 4 are in Georgia, 2 are in Arizona, 1 is in South Carolina, 1 is in West Virginia, 1 is in Wisconsin, 4 are in California, 4 are in Kentucky, 5 are in North Carolina, 1 is in Colorado,
1 is in Texas, 1 is in Oklahoma and 5 are in Louisiana. During fiscal 1996, 1 store in North Carolina, 1 store in Illinois, and 1 store in California were closed. Of the 72 new stores, 41 were existing furniture stores acquired by the Company in separate transactions, 23 were operations begun by the Company in vacant existing buildings and 8 were prototype stores built according to the Company's specifications.

        The Company constantly evaluates opportunities for further expansion of its business. The Company plans to add approximately 70 to 80 stores in the continental U.S. during fiscal 1997 by seeking acquisitions of existing businesses, obtaining and renovating existing retail space or constructing new prototype stores in selected small towns. Most fiscal 1997 expansion is expected to be focused in Texas, Louisiana, and Oklahoma due to the proximity of the new Athens, Texas distribution center. In addition, the Company plans to add two new stores in Puerto Rico during fiscal 1997. In selecting new locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a distribution center and in towns with populations of 5,000 to 50,000 and over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in its present and contiguous market areas.


           F.  Other Factors Affecting the Business of Heilig-Meyers

Suppliers
        During the fiscal year ended February 29, 1996, the Company's ten largest suppliers accounted for approximately 32% of merchandise purchased. The Company has no long-term contracts for the purchase of merchandise. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.

Service Marks, Trademarks and Franchise Operations
        The marks "Heilig-Meyers", "MacSaver", "MacSaver, design of a Scotsman", other marks acquired through various acquisitions and the Company's distinctive logo are federally registered service marks of the Company. The Company has registrations for numerous other trademarks and service marks routinely used in the Company's business. These registrations can be kept in force in perpetuity through continued use of the marks and timely applications for renewal.
<PAGE 9>

        The mark "Berrios" is a federally registered service mark of the Company. The Company has also applied for certain other trademarks and service marks for use in connection with its stores in Puerto Rico.


Seasonality
        Quarterly fluctuations in the Company's sales are insignificant.

Employees
        As of February 29, 1996, the Company employed approximately 13,500 persons full- or part-time in the continental United States, of whom approximately 12,750 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices.
As of February 29, 1996, the Company employed appoximately 900 persons full- or part-time in Puerto Rico, of whom approximately 780 worked in the stores and distribution center, with the balance in the corporate office. The Company is not a party to any union contract and considers its relations with its employees to be excellent.

Foreign Operations and Export Sales
        The Company has no foreign operations and makes no export sales.
                                ITEM 2.  PROPERTIES

        As of February 29, 1996, 459 of the Company's stores (continental U.S.
only) are on a single level with approximately 80% of floor space devoted to sales and 20% used as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. These stores are typically located away from the center of town. The remaining 231 stores (continental U.S.) generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings and the stores' warehouses are located in nearby buildings.
Of the 28 stores located in Puerto Rico, two are single level with the remaining stores occupying multi-level dwellings. Two of these stores occupy more than one building.

        As of February 29, 1996, the Company owned 80 of its stores, three of its distribution centers and the Fayetteville, North Carolina Service
Center. The Company leases the remaining stores, the remaining distribution centers, its corporate headquarters located at 2235 Staples Mill Road, Richmond, Virginia and other office space. Rentals generally are fixed without reference to sales volume although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 29, 1996, were approximately $40,684,000. All vehicles placed in service after March 14, 1990, a majority of the distribution centers' material handling equipment placed in service after February 27, 1991 and a majority of the Company's data processing equipment are also leased. The Company believes that its facilities are adequate at present levels of operations.
<PAGE 10>

                                ITEM 3. LEGAL PROCEEDINGS

        The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions. Non-filing fees are used to obtain insurance in lieu of filing a financial statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases are alleging that the Company's charging of the non-filing fees violates certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. Whitson et al v. Heilig-Meyers Furniture Company was filed in the Circuit Court of Calhoun County, Alabama on December 30, 1993 and was subsequently removed to the United States District Court for the Northern District of Alabama (Eastern Division). The Court approved the terms of a settlement of this case on January 29, 1996. This settlement is not expected to have a material impact on the Company's financial statements. Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company was filed in the United States District Court for the Southern District of Mississippi (Hattiesburg District) on April 10, 1995. The plaintiffs in this case requested certification of a class in all states except Alabama and Georgia. On February 12, 1996, plaintiffs in this case withdrew their motion for national class certification and moved to substitute a Mississippi class in its place. The Company has moved to dismiss this case and for summary denial of this class certification motion. The Company intends to vigorously defend this case.

        The Company has previously reported Inman, et al v. Heilig-Meyers Furniture Company, et al (filed on May 12, 1994 in the Circuit Court of Fayett County, Alabama), in which a class consisting of certain of its Alabama customers has been conditionally certified. The plaintiffs seek compensatory and punitive damages related to the Company's charges for certain credit insurance products. The Company and plaintiffs have reached a settlement agreement which has received approval from the Court and which is not expected to be a significant amount to the Company.

        In addition, the Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including claims relating to its charges in connection with credit sales. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material adverse impact on the financial statements of the Company.


                   ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

        None.

<PAGE 11>


                               Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company as of May 2, 1996:


                                                Positions with the Company
                                                or Principal Occupation for
                                 Years with        the Past Five Years and
     Name             Age       the Company          Other Information


William C. DeRusha    46             27        Chairman  of the Board since
                                               April 1986.  Chief Executive
                                               Officer  since  April  1984.
                                               Director since January 1983.

Troy A. Peery, Jr.    50             24        President since  April 1986.
                                               Chief Operating Officer since
                                               December 1987. Director since
                                               April 1984.

James F. Cerza, Jr.   48              8        Executive  Vice  President,
                                               since April 1995. Executive
                                               Vice President, Operations
                                               from August 1989 to
                                               April 1995.

Joseph R. Jenkins     50              8        Executive Vice President and
                                               Chief Financial Officer since
                                               January 1988.

James R. Riddle       54             11        Executive Vice President, since
                                               April 1995. Executive Vice
                                               President, Marketing from
                                               January 1988 to April 1995.

William J. Dieter     56             23        Senior Vice President,
                                               Accounting since April 1986.
                                               Chief Accounting Officer
                                               since 1975.

Roy B. Goodman        39             16        Senior Vice President, Finance;
                                               Secretary and Treasurer since
                                               April 1995.  Vice President,
                                               Secretary and Treasurer from
                                               1987 to April 1995.

William E. Helms      47             17        Senior Vice President,
                                               Corporate Expansion since
                                               May 1987.

<PAGE 12>

Curtis C. Kimbrell    50              5        Senior Vice President,
                                               Operations since April
                                               1995. Regional Vice President
                                               from March 1994 to April
                                               1995.  Division Supervisor
                                               from 1991 to March 1994.

H.C. Poythress        53              4        Senior Vice President,
                                               Advertising since March
                                               1993.  Vice President,
                                               Advertising from July 1991 to
                                               March 1993.  Vice President,
                                               Advertising, Lowes, Inc.
                                               prior to July 1991.

Ronald M. Ragland     54             32        Senior Vice President,
                                               Human Resources and
                                               Training, since March 1993.
                                               Vice President, Human
                                               Resources and Training
                                               from April 1985 to March 1993.

John H. Sniffin       54             27        Senior Vice President,
                                               Government Relations, since
                                               August 1992.  Senior Vice
                                               President, Merchandising
                                               Administration from March
                                               1989 to August 1992.


A. R. Weiler          60              1        Senior Vice President,
                                               Merchandising since April
                                               1995. Chairman and CEO of
                                               Chittenden & Eastman from
                                               January 1985 to February 1995.
<PAGE 13>

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

         Fiscal Year          High           Low        Dividends

    1996
         4th Quarter        $  20 7/8    $  13 1/2      $  .07
         3rd Quarter           24 1/8       17 1/2         .07
         2nd Quarter           27 1/4       21 1/2         .07
         1st Quarter           24 1/8       19 5/8         .07

    1995
         4th Quarter        $  29        $  23 3/8      $  .06
         3rd Quarter           30 5/8       24 3/8         .06
         2nd Quarter           30 1/4       23 1/4         .06
         1st Quarter           36           25             .06

        There were approximately 2,300 shareholders of record as of February
29,
1996.

        The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company.
The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $133,767,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 29, 1996.
<PAGE 14>

Item 6.  SELECTED FINANCIAL DATA

FISCAL YEAR                1996      1995      1994      1993      1992

                          (Dollar amounts in thousands except per share data)

Earnings Statement Data:
Sales                $1,138,506 $ 956,004 $ 723,633  $549,660  $436,664
Annual growth in sales     19.1%     32.1%     31.7%     25.9%     15.9%

Other income         $  220,843 $ 196,135 $ 140,156  $107,883  $ 83,229
Total revenues        1,359,349 1,152,139   863,789   657,543   519,893
Annual growth in revenue   18.0%     33.4%     31.4%     26.5%     16.1%

Costs of sales        $ 752,317 $ 617,839 $  460,284 $351,361  $276,971
Gross profit margin        33.9%     35.4%     36.4%     36.1%     36.6%

Selling, general and
administrative expense$ 436,361 $ 350,093 $  260,161 $200,071  $160,393

Interest expense         40,767    32,889     23,834   23,084    21,389

Provision for doubtful
  accounts               65,379    45,419     32,356   24,185    20,298
Provision for income taxes 23,021    39,086     32,158   20,833    13,858

Effective income tax rate  35.7%     36.9%      36.9%    35.4%     33.9%
Earnings margin             3.7%      7.0%       7.6%     6.9%      6.2%
Cumulative effect of
  accounting change         ---       ---        ---      ---       ---

Net earnings          $  41,504 $  66,813 $   54,996 $ 38,009  $ 26,984
Earnings per share:
  Primary                   .84      1.34       1.12     0.84      0.64
  Fully diluted             .84      1.34       1.12     0.83      0.63
Net earnings per share:
  Primary                   .84      1.34       1.12     0.84      0.64
  Fully diluted             .84      1.34       1.12     0.83      0.63
Cash dividends per share    .28      0.24       0.20     0.16      0.14

Balance Sheet Data:
Total assets         $1,288,960$1,208,937 $1,049,633 $766,485  $636,576
Average assets per store  1,800     1,869      1,841    1,803     1,702
Accounts receivable, net518,969   538,208    535,437  397,974   315,949
Inventories             293,191   253,529    184,216  131,889   119,803
Property and equipment,
  net                   216,059   203,201    168,142  126,611   108,758
Additions to property
  and equipment          40,366    49,101     36,252   27,426    24,010
Short-term debt         207,812   167,925    210,318  163,171    42,086
Long-term debt          352,631   370,432    248,635  176,353   226,112
Average debt per store      783       832        805      799       717
Stockholders' equity    518,983   490,390    433,229  305,555   263,928
Stockholders' equity
  per share               10.69     10.10       8.95     6.87      6.07

Other Financial Data:
Working capital      $  527,849$  554,096 $  453,175 $322,796  $355,975
Current ratio               2.4       2.9        2.4      2.3       4.1
Debt to equity ratio       1.08      1.10       1.06     1.11      1.02
Debt to debt and equity    51.9%     52.3%      51.4%    52.6%     50.4%
Rate of return on
  average assets (1)        5.4%      7.8%       7.7%     7.5%      7.1%
Rate of return on
  average equity            8.2%     14.5%      14.9%    13.3%     12.0%
Number of stores            716       647        570      425       374
Number of employees      14,383    13,063     10,536    7,850     6,700
Average sales
  per employee       $       83$       81 $       79  $    76  $     69
<PAGE 15>



SELECTED FINANCIAL DATA, cont.


FISCAL YEAR                1996      1995      1994      1993     1992

                          (Dollar amounts in thousands except per share
data)

Weighted average common
  shares outstanding:
    (in thousands)
  Primary                 49,604    49,954     49,103   45,356    42,123

  Fully diluted           49,645    49,954     49,281   45,644    42,417


Price range on common
  stock per share:
       High             $ 27 1/4   $36        $39      $22 3/8   $14 5/8

       Low                13 1/2    23 1/4     19 3/8   10 5/8     7 3/4
       Close              14        23 5/8     33       19 7/8    14 1/8


Per share amounts reflect three-for-two stock splits distributed in November 1992 and July 1993.

(1) Calculated using earnings before interest, net of tax.
<PAGE 16>

                    Item 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                                CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS
        Highlights of operations expressed as a percentage of sales are as follows:

                                              Fiscal Year
                                         1996     1995    1994

Other income                             19.4%    20.5%    19.4%
Costs of sales                           66.1     64.6     63.6
Selling, general and
      administrative expense             38.3     36.6     36.0
Interest expense                          3.6      3.4      3.3
Provision for doubtful
      accounts                            5.7      4.8      4.5
Earnings before provision for
      income taxes                        5.7     11.1     12.0
Provision for income taxes                2.0      4.1      4.4
Net earnings                              3.7      7.0      7.6

Revenues
        Sales for fiscal 1996 compared to the two previous periods are shown below:

                                               Fiscal Year
                                         1996     1995      1994

Sales (in thousands)               $1,138,506  $956,004  $723,633
Percentage increase over
      prior period                       19.1%     32.1%     31.7%
Portion of increase from existing
      (comparable ) stores                0.3       6.1      12.1
Portion of increase from new stores      18.8      26.0      19.6

        The Company's fiscal 1996 consolidated net sales increased 19.1% to $1,138.5 million compared with a 32.1% and a 31.7% increase in fiscal years 1995 and 1994, respectively. Sales of stores open at least a year, or comparable store sales, increased 0.3% for the year ending February 29, 1996, compared to 6.1% and 12.1% in fiscal 1995 and fiscal 1994, respectively. The Company's eastern stores provided 81% of total sales for fiscal 1996, or $921.4 million, representing an 8.5% increase over fiscal 1995. The Company's West and Southwestern stores, most of which were acquired through the purchase of certain assets of McMahan's Furniture Company in January 1994, added $124.0 million of sales, or 11% of the total sales, representing a 20.4% increase over fiscal 1995. The Company's 28 Puerto Rican stores contributed $93.1 million of sales, or 8% of the total Company sales.

        The Company attributes the growth in sales over the past three fiscal years primarily to an increase in volume in both comparable stores and new stores. Due to an overall sluggish home furnishings retail environment during fiscal 1996, promotional pricing was utilized to a greater extent than prior years. However, the Company's core pricing structure has remained relatively constant over the past three fiscal years; therefore, the impact of price changes on sales volumes has been immaterial.
Continuing operational improvements and the opening of approximately 70 to 80 new stores is expected to result in modest sales increases for the Company in fiscal 1997.

        During fiscal 1996, other income decreased to 19.4% of sales from 20.5% of sales for fiscal 1995. The decrease was primarily the result of lower finance income, the major component of other income, as a percentage of sales. During fiscal 1996, finance income increased at a lower rate than sales mainly due to a larger pool of securitized accounts receivable compared to the prior year. Interest costs related to securitized
<PAGE 17>
receivables, which are based on the dollar value of accounts receivable sold to third parties, are netted against finance income. The Company's Puerto Rican operations also contributed to the decrease in other income, as a percentage of sales, during fiscal 1996. These operations have lower installment sales as a percentage of sales compared to continental U.S. operations. Other income, as a percentage of sales, for fiscal 1995 increased to 20.5% of sales from 19.4% of sales in fiscal 1994. Finance income increased in fiscal 1995, as a percentage of sales, due to moderate overall and comparable store sales growth during fiscal years 1995 and 1994.


Costs and Expenses
        In fiscal 1996, costs of sales increased, as a percentage of sales, to 66.1% from 64.6% in fiscal year 1995. Promotional pricing, in response to the overall sluggish home furnishings retail environment, was used to a greater extent in fiscal 1996 compared to fiscal 1995. Fixed-type cost components within the comparable store base increased at a higher rate than the .3% increase in comparable store sales. Fixed-type costs included in costs of sales consist primarily of occupancy, depreciation and lease charges related to store and distribution operations. Costs of sales increased to 64.6% of sales in fiscal year 1995 from 63.6% in fiscal year 1994. Increased promotional pricing and delivery expenses resulting from higher distribution costs associated with the Southwestern stores accounted for the increase to costs of sales as a percentage of sales during fiscal year 1995.

        Selling, general and administrative expense increased to 38.3% of sales in fiscal year 1996 from 36.6% of sales in fiscal 1995. Advertising expense increased at a rate greater than sales primarily due to increased advertising related to additional promotional activity implemented in response to the sluggish sales experienced during fiscal 1996. Other cost components such as depreciation and base salaries and related costs, which are primarily fixed-type expenses, increased at a higher rate within the comparable store base than the .3% comparable store sales increase. During fiscal 1995, selling, general and administrative expenses increased to 36.6% from 36.0% of sales in fiscal year 1994. This increase was primarily attributable to higher advertising associated with the use of television and radio media for the Company's stores located in major metropolitan markets such as Chicago and Cleveland. Advertising costs also increased as the result of the introduction of the Heilig-Meyers name in the six new states and corresponding markets of the Company's West and Southwestern stores, which were acquired in January, 1994. The increase in advertising was partially offset by decreases, as a percentage of sales, in salaries and related expenses and other selling, general and administrative expenses due to the growing sales volume.

        Interest expense increased to 3.6% of sales in fiscal 1996 from 3.4% of sales in fiscal 1995. The increase was primarily the result of higher weighted average long-term debt levels. Weighted average long-term debt levels increased by $96.7 million while weighted average long-term interest rates remained consistent with the prior year at 7.9%. Weighted average short-term debt levels decreased $31.4 million during fiscal 1996. Weighted average short-term interest rates increased to 6.3% in fiscal 1996 from 5.1% in fiscal 1995. The Company continues to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt in order to minimize the Company's exposure to future short-term interest rate fluctuations. As an additional means of managing the risk of unfavorable interest rate movements, the Company has entered into interest rate swap agreements; however, these agreements have not had a significant impact on the Company's financial position or results of operations. Interest expense for fiscal 1995 was 3.4% of sales as compared to 3.3% of sales in fiscal 1994. The increase in fiscal 1995 was primarily the result of higher weighted average short-term interest rates combined with higher weighted average debt levels.
<PAGE 18>

        The provision for doubtful accounts increased to 5.7% of sales in fiscal 1996 from 4.8% of sales in fiscal 1995. A rise in the portfolio loss rate and related write-offs applied to the growing accounts receivable base (prior to the effect of securitizations) caused the increase during fiscal 1996. The extension of credit is constantly monitored by management to minimize the portfolio loss rate. The provision for doubtful accounts increased during fiscal 1995 to 4.8% of sales from 4.5% of sales in 1994.


        Total portfolio write-offs for fiscal 1996, 1995 and 1994 were $66.1 million, $51.7 million and $32.9 million, respectively. Of these amounts, $8.9 million, $7.6 million and $3.2 million were for purchased receivables, respectively. Management believes that the allowance for doubtful accounts of $54.7 million at February 29, 1996, is adequate.

Provision for Income Taxes and Net Earnings
        The effective tax rate for fiscal 1996 was 35.7% compared to 36.9% for both fiscal 1995 and 1994. This decrease in the effective tax rate was primarily the result of higher fixed dollar income tax credits in the current year and the lower effective tax rate on the Company's Puerto Rican earnings compared to the Company as a whole.

        Net earnings for fiscal 1996 decreased to $41.5 million from $66.8 million for fiscal 1995. As a percentage of sales, profit margin decreased to 3.7% for fiscal 1996 from 7.0% for fiscal 1995. The decrease was mostly attributable to the decline in gross margin, the increase in selling, general and administrative expense and the increase in the provision for doubtful accounts. As a percentage of sales, profit margin decreased to 7.0% for fiscal 1995 from 7.6% for fiscal 1994. Similar to fiscal 1996, the decrease was mostly attributable to the decline in gross margin and increase in advertising expense.


LIQUIDITY AND CAPITAL RESOURCES

        The Company increased its cash position $5.6 million to $16.0 million at February 29, 1996, from $10.4 million at February 28, 1995.

        Net cash inflow from operating activities was $92.5 million for fiscal 1996 compared to a net cash inflow of $114.2 million for fiscal 1995. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. However, during fiscal 1996, the Company received proceeds of $150.0 million from the sale of accounts receivable that was partially offset by cash outflows for growth in inventories. Inventories increased during fiscal 1996 due mainly to the opening of 69 stores. Similar to fiscal 1996, the net cash inflow from operating activities in fiscal 1995 was due to the sale of $178.8 million of accounts receivable during the year. This cash inflow was partially offset by an increase in inventory levels due to the opening of the Fontana, California, distribution center and 77 new stores. Continued extension of credit and related increases in customer accounts receivable, as well as increases in inventory related to expansion, will likely cause negative net cash flows from operations in future periods. However, as noted above, the Company periodically sells accounts receivable, as a source of liquidity, providing additional positive cash flows from operating activities.

        Investing activities produced negative cash flows of $95.6 million in fiscal 1996 and $179.9 million in fiscal 1995. Capital spending, associated with the Company's expansion program, remained consistent with fiscal 1995 expenditures. During fiscal 1996, the Company acquired certain assets relating to the operation of nine stores from BWAC International of San
Jaun, Puerto Rico for approximately $39.1 million. The purchase price was financed from cash flows from operations and proceeds from short-term debt. Also during fiscal 1996, the Company expanded the Moberly, Missouri, distribution facility by approximately 150,000 square feet. Total expenditures for this expansion were approximately $3.7 million. In late
<PAGE 19>
fiscal 1997, the Company plans to open its eighth distribution center located in Athens, Texas, southeast of Dallas. This facility will support planned expansion in Texas, Louisiana and Oklahoma. During fiscal 1997, the Company plans to open approximately 70 to 80 new stores as well as continue its existing store remodeling program. Capital expenditures will continue to be financed by external sources of funds and cash flows from operations.

        Financing activities provided a positive net cash flow of $8.8 million in fiscal 1996 as compared to $69.8 million in fiscal 1995. During fiscal 1996, the Company increased its notes payable to banks by $50.2 million. In contrast, during fiscal 1995, the Company reduced its notes payable to banks by $112.8 million while proceeds from long-term debt issuances increased by $230.0 million. The Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion from operations supplemented by other sources of capital. During the second quarter of fiscal 1996, the Company replaced $300.0 million of previously existing lines of credit with a $400.0 million revolving credit facility, of which $210.0 million was unused at February 29, 1996. The Company has established additional lines of credit with banks, totaling $60.0 million, all of which was unused at February 29, 1996. The Company also has received a commitment from a bank to borrow $60.0 million for five years, if necessary.

        Total debt as a percentage of debt and equity was 51.9% at February 29, 1996, compared to 52.3% and 51.4% at February 28, 1995 and 1994, respectively.  The current ratio was 2.4 at February 29, 1996, compared to
2.9 and 2.4 for February 28, 1995 and 1994, respectively.

<PAGE 20>


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 29, 1996, and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Richmond, Virginia
March 25, 1996

<PAGE 21>

Item 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA




                        CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)

FISCAL YEAR                                1996         1995         1994
   Revenues:
     Sales                            $1,138,506    $ 956,004    $ 723,633
     Other income                        220,843      196,135      140,156

        Total revenue                  1,359,349    1,152,139      863,789

Costs and expenses:

     Costs of sales                      752,317      617,839      460,284
     Selling, general and administrative 436,361      350,093      260,161
     Interest                             40,767       32,889       23,834
     Provision for doubtful accounts      65,379       45,419       32,356
        Total costs and expenses       1,294,824    1,046,240      776,635

Earnings before provision
     for income taxes                     64,525      105,899       87,154
Provision for income taxes                23,021       39,086       32,158
Net earnings                          $   41,504    $  66,813    $  54,996

Net earnings per share:
     Primary and fully diluted        $      .84    $    1.34    $    1.12


Weighted average common shares outstanding:
     Primary                              49,604       49,954       49,103

     Fully diluted                        49,645       49,954       49,281

Cash dividends per share
     of common stock                  $      .28    $     .24    $     .20




                       See notes to consolidated financial statements.

<PAGE 22>

                              CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)

FEBRUARY 29, (28)                              1996                   1995


Assets
Current assets:
     Cash                                $    16,017            $    10,360
     Accounts receivable, net                518,969                538,208
     Other receivables                        13,638                 13,231
     Inventories                             293,191                253,529
     Other                                    53,501                 37,354

          Total current assets               895,316                852,682

Property and equipment, net                  216,059                203,201
Excess costs over net
     assets acquired, net                    177,585                153,054

                                         $ 1,288,960            $ 1,208,937

Liabilities And Stockholders' Equity

Current liabilities:
     Notes payable                       $   190,000            $   139,800
     Long-term debt due within one year       17,812                 28,125
     Accounts payable                         87,739                 87,523
     Accrued expenses                         71,916                 43,138
          Total current liabilities          367,467                298,586

Long-term debt                               352,631                370,432
Deferred income taxes                         49,879                 49,529


Stockholders' equity:
     Preferred stock, $10 par value               --                     --

     Common stock, $2 par value               97,143                 97,096
     Capital in excess of par value          120,769                120,129
     Retained earnings                       301,071                273,165

         Total stockholders' equity          518,983                490,390
                                         $ 1,288,960            $ 1,208,937




                     See notes to consolidated financial statements.

<PAGE 23>

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Amounts in thousands)


                          Number of
                          Common              Capital in              Total
                         Shares     Common   Excess of  Retained  Stockholders'
                         Outstanding   Stock   Par Value  Earnings     Equity


Balances at March 1, 1993     29,648    $59,296    $73,969   $172,290   $305,555
 Cash dividends                 --         --         --     (9,303)    (9,303)
 Exercise of stock options, net  470        940      6,578         --      7,518
 Issuance of stock             2,300      4,600     69,863         --     74,463
 Three-for-two stock split    16,005     32,010    (32,010)        --         --
 Net earnings                    --         --         --     54,996     54,996


Balances at February 28, 1994 48,423     96,846    118,400    217,983    433,229
 Cash dividends                  --         --         --    (11,631)   (11,631)
 Exercise of stock options, net 125        250      1,729         --      1,979
 Net earnings                    --         --         --     66,813     66,813


Balances at February 28, 1995 48,548    97,096    120,129    273,165    490,390
 Cash dividends                   --        --         --    (13,598)   (13,598)
 Exercise of stock options, net   23        47        640         --        687
 Net earnings                     --        --         --     41,504     41,504
Balance at February 29, 1996  48,571   $97,143   $120,769   $301,071   $518,983




                           See notes to consolidated financial statements.

<PAGE 24>


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


FISCAL YEAR                                      1996       1995        1994


Cash flows from operating activities:
 Net earnings                                $  41,504  $  66,813   $  54,996

  Adjustments to reconcile net earnings
   to net cash used by operating activities:
    Depreciation and amortization               29,460     23,878      20,627
    Provision for doubtful accounts             65,379     45,419      32,356
    Other, net                                    (470)      (406)         28
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
       Accounts receivable                    (167,860)  (171,137)   (173,995)
       Sale of accounts receivable             150,000    178,778           0
       Other receivables                        (4,077)     3,237      (4,708)
       Inventories                             (24,015)   (44,206)    (25,460)
       Prepaid expenses                        (19,370)    (9,067)    (13,922)
       Accounts payable                            216     18,098      18,379
       Accrued expenses                         21,734      2,767      16,925


        Net cash provided (used)
         by operating activities                92,501    114,174     (74,774)


Cash flows from investing activities:
  Acquisitions, net of cash acquired           (51,658)  (132,158)    (75,473)
  Additions to property and equipment          (40,366)   (49,101)    (36,252)
  Disposals of property and equipment            6,348      4,583       1,350
  Miscellaneous investments                     (9,942)    (3,184)     (4,531)


         Net cash used by
          investing activities                 (95,618)  (179,860)   (114,906)


Cash flows from financing activities:
  Issuance of stock                                286      1,979      81,981
  Proceeds from long-term debt                      --    230,000      30,000
  Increase (decrease) in notes payable, net     50,200   (112,800)    139,200
  Payments of long-term debt                   (28,114)   (37,797)    (49,771)

  Dividends paid                               (13,598)   (11,631)     (9,303)


         Net cash provided by
          financing activities                   8,774     69,751     192,107


Net increase in cash                             5,657      4,065       2,427

Cash at beginning of year                       10,360      6,295       3,868


Cash at end of year                          $  16,017  $  10,360    $  6,295



                       See notes to consolidated financial statements.
<PAGE 25>


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY of SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

        Heilig-Meyers is a retailer of home furnishings with 716 stores as of February 29, 1996 of which 688 are located in 26 states and 28 are located in Puerto Rico. The Company's stores are primarily located in small towns and rural markets in the Southeast, Midwest, West and Southwest continental United States.

        The Company's operating strategy includes offering a broad selection of home furnishings including furniture, consumer electronics, appliances, bedding and floor coverings. The Company offers in-house credit programs to provide financing to its customers.

        Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1996, 1995, and 1994 represent the years ended February 29, 1996, February 28, 1995 and February 28, 1994, respectively.

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

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

<PAGE 26>


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

Excess Costs over Net Assets Acquired

        Excess costs over net assets acquired are being amortized over periods not exceeding 40 years using the straight-line method. The Company evaluates excess costs over net assets acquired for recoverability on the basis of whether it is fully recoverable from projected, undiscounted net cash flows from operations of the related business unit. Impairment, should one result, would be recognized by a charge to operations. Cash surrender value of life insurance and miscellaneous investments are also included in this category; however, their balances are not material.

Stockholders' Equity

        The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 29, 1996, and February 28, 1995, there were 48,571,000 and 48,548,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.



Revenues and Costs of Sales

        Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $182,426,000, $163,114,000 and $115,532,000 during fiscal 1996, 1995 and 1994, respectively. Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not materially differ from the recognition at the time of shipment. The effect of sales returns prior to shipment date has been immaterial. Finance charges are included in revenues on a monthly basis as earned. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Prior to fiscal 1995, the Company retained a portion of its service policies and deferred recognition of the related income along with the direct cost of acquiring the contracts. Income on these contracts is being earned over the life of the service policies. Costs of sales includes occupancy and delivery expenses.

Earnings Per Share

        Primary and fully diluted earnings per share of common stock are calculated by dividing net earnings by the weighted average number of common shares and common stock equivalents (stock options) outstanding during the year.

Interest Rate Swap Agreements

        The Company has entered into several interest rate swap agreements ("swap agreements") as a means of managing its exposure to changes in interest rates. These agreements in effect convert a portion of the Company's floating rate debt and floating rate asset securitizations to
<PAGE 27>
fixed rates by exchanging floating rate payments for fixed rate payments. The differential to be paid or received on these agreements is accrued and is recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is recorded as an adjustment to accrued interest expense.

Asset Securitizations

        The Company, as a means of financing its growth, has sold a portion of its accounts receivable. The Company continues to service these accounts and has provided buyers with recourse, up to established limits. A reserve is established at the time of sale to provide for this contingent liability and is adjusted periodically. This reserve is included in the allowance for doubtful accounts.

New Accounting Standards

        During the fiscal year, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation." These statements are effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the financial statements. As provided for by SFAS No. 123, the Company has decided to continue to apply Accounting Principles Board No. 25 (Accounting for Stock Issued to Employees), for recognition and measurement purposes within the financial statements.



(2)  EXPANSION



        During October 1995, the Company acquired certain assets of nine stores of BWAC International in San Juan, Puerto Rico. The purchase price of these assets was approximately $39,196,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from BWAC as of February 29, 1996, was $5,401,000. Other acquisitions during fiscal 1996 were not considered material to the financial statements.

        In fiscal 1995, the Company acquired certain assets relating to the operation of 17 stores from various corporate entities comprising Berrios Enterprises ("Berrios") of Caguas, Puerto Rico. All 17 stores are located in Puerto Rico. The purchase price for these assets was approximately $99,000,000. The unamortized excess of purchase price over the fair market value of net assets acquired from Berrios as of February 29, 1996, was $18,560,000, which included adjustments of $2,900,000 in fiscal 1996. The unaudited consolidated results of operations on a proforma basis as though Berrios had been acquired as of the beginning of fiscal years 1995 and 1994 are as follows:

                                            1995            1994

                                 (Amounts in thousands except per share data)

Total revenues                          $1,227,737        $935,743
Net earnings                                69,680          57,343
Net earnings per share:
     Primary and fully diluted                1.40            1.17




        The proforma information is presented for comparative purposes only
<PAGE 28>
and is not necessarily indicative of the operating results that would have occurred had the Berrios acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

        Also during fiscal 1995, the Company acquired the assets of nine stores from Nelson Brothers Furniture Company for $18,038,000. The excess costs over net assets acquired related to this acquisition were not significant.

        All acquisitions have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements.

        The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40 years. The unamortized excess of purchase price of over the market value of the net assets acquired for all acquisitions was $148,130,000 and $135,753,000, net of accumulated amortization of $15,593,000 and $11,576,000, at February 29, 1996, and February 28, 1995,
respectively.

(3) ACCOUNTS RECEIVABLE



        Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $54,714,000 and $46,678,000 and unearned finance income was $60,114,000 and $54,554,000 at February 29, 1996, and February 28, 1995, respectively. Accounts receivable having balances due after one year were $131,501,000 and $123,123,000 at February 29, 1996 and February 28,1995, respectively.

        Credit operations are generally maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. Furthermore, the Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk. The Company operates its 716 stores throughout 26 states and Puerto Rico and, therefore, is not dependent on a given industry or business for its customer base and has no significant concentration of credit risk.

        In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet its financing needs and to reduce its exposure to interest rate fluctuations. These financial instruments include asset securitizations and interest rate swaps. See NOTE
(10) FINANCIAL INSTRUMENTS for further discussion.

(4) PROPERTY and EQUIPMENT


        Property and equipment consists of the following:

                                    1996              1995
                                     (Amounts in thousands)
Land and buildings                $ 80,839          $ 75,002
Fixtures, equipment and vehicles    87,846            82,761
Leasehold improvements             142,108           116,016
Construction in progress            12,854            22,896
                                   323,647           296,675
Less accumulated depreciation      107,588            93,474
                                  $216,059          $203,201

<PAGE 29>

(5) NOTES PAYABLE and LONG-TERM DEBT


        In July 1995 the Company entered into a five-year $400,000,000 revolving credit facility which replaced previously existing agreements totaling $300,000,000. As of February 29, 1996, $210,000,000 was unused and
$190,000,000 was outstanding. The Company has established additional lines of credit with banks, totaling $60,000,000, all of which was unused at February 29, 1996. The Company has also received a commitment from a bank to borrow $60,000,000 for five years, if necessary. The Company's maximum short-term debt was $249,700,000 during fiscal 1996 and $278,300,000 during fiscal 1995. The average short-term debt outstanding for fiscal 1996 was $190,236,000 compared to $221,330,000 for fiscal 1995. The approximate weighted average interest rates were 6.3%, 5.1% and 3.5% in fiscal 1996, 1995 and 1994, respectively.

        At February 29, 1996, the Company had $190,000,000 of outstanding short-term borrowings compared to $139,800,000 at February 28, 1995. The average interest rate on this debt was approximately 5.6% at February 29, 1996, and 6.4% and 3.6% at February 28, 1995 and 1994, respectively. There were no compensating balance requirements.

        Long-term debt consists of the following:
                                          1996               1995
                                         (Amounts in thousands)
Notes payable to insurance
   companies and banks, maturing
   through 2002, interest ranging
   from 6.25% to 9.98%, unsecured       $365,371          $392,243

Notes, collateralizing industrial
   development revenue bonds,
   maturing through 2004, interest
   ranging from a floating rate of
   60% of prime to an 8.5% fixed rate      1,727             2,475

Capital lease obligations, maturing
   through 2006, interest ranging
   from 76% of prime to 12.9%              2,746             3,166

Term loans, maturing through 2007,
   interest ranging to 9.8%,
   primarily collateralized
   by deeds of trust                         599               673
                                         370,443           398,557

Less amounts due within one year          17,812            28,125
                                        $352,631          $370,432

        Principal payments are due for the four years after February 28, 1997, as follows: 1998, $99,327,000; 1999, $20,943,000; 2000, $170,659,000; and
2001, $641,000. The aggregate net carrying value of property and equipment collateralization at February 29, 1996, was $11,812,000.

        Notes payable to insurance companies contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $133,767,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 29, 1996. Other covenants relate to the maintenance of working capital, net earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity. As of February 29, 1996, the Company is in compliance with its restrictive covenants.
<PAGE 30>

        Interest payments of $40,710,000, $30,303,000, and $24,486,000, net of capitalized interest of $2,141,000, $1,751,000 and $1,057,000, were made during fiscal 1996, 1995 and 1994, respectively.

(6) INCOME TAXES



        The provision for income taxes consists of:

                              1996        1995        1994
                                   (Amounts in thousands)
Current:
   Federal                  $11,034     $23,282     $24,633
   State                      1,988       3,595       3,245
   Puerto Rico                 (522)          -           -
                             12,500      26,877      27,878
Deferred:
   Federal                    6,012      10,242       3,712
   State                      1,293       1,967         568
   Puerto Rico                3,216           -           -
                             10,521      12,209       4,280
                            $23,021     $39,086     $32,158


        The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 29, 1996, and February 28, 1995, consist of the following:

                                                1996        1995
                                             (Amounts in thousands)

Deferred tax assets:
 Allowance for doubtful accounts             $  5,943    $  8,026
 Accrued liabilities                            5,028       3,334
 Deferred revenue                                 711         696
                                               11,682      12,056

Deferred tax liabilities:
 Excess costs over net assets acquired         42,148      39,612
 Asset securitizations                         11,142       5,649
 Costs capitalized on constructed assets        5,480       4,178
 Property and equipment                         4,290       3,754
 Accounts receivable                            4,286           -
 Inventory                                      4,148       3,262
 Other                                          1,338       2,908
                                               72,832      59,363
                                             $ 61,150    $ 47,307

Balance sheet classification:
 Other current assets                               -       2,222
 Other current liabilities                     11,271           -
 Deferred income tax liability                 49,879      49,529
                                             $ 61,150    $ 47,307

<PAGE 31>

        A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                    1996        1995        1994

Statutory federal income tax rate   35.0%       35.0%       35.0%
State income taxes, net of federal
  income tax benefit                 3.8         3.3         2.8
Tax credits                         (3.1)       (1.9)       (2.0)
Effect of income tax rate changes
  on deferred taxes                   --          --         0.9
Other, net                            --         0.5         0.2
                                    35.7%       36.9%       36.9%

        Income tax payments of $24,738,000, $28,966,000 and $18,686,000 were made during fiscal 1996, 1995 and 1994, respectively.

(7) RETIREMENT PLANS



        The Company has a qualified profit sharing and retirement savings plan, which includes a cash deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 1996, 1995 and 1994 was $2,553,000, $4,505,000 and $3,631,000, respectively.

        In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1996, 1995 and 1994 was $254,000, $386,000, and $160,000, respectively.

        The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental preretirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of one to two years and/or 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan has been funded through the purchase of life insurance contracts covering the executives and owned by the Company. For fiscal years 1996, 1995 and 1994, there was no charge to earnings.

<PAGE 32>

(8) STOCK OPTIONS and GRANTS



        Under the Company's Long-Term Incentive Award Plan, 506,250 shares of the Company's common stock have been reserved for issuance. The Company provides for a combination of restricted stock and cash awards to key management employees. There was no provision required in fiscal 1996, 1995 and 1994.

        The 1983, 1990 and 1994 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at no less than fair market value at the date of grant) and stock appreciation rights.
Under these plans, 8,093,750 shares have been authorized to be reserved for issuance. The following table summarizes stock option activity for fiscal 1996 and 1995.

                                        Shares
                                     Under Option   Exercise Price

Outstanding at March 1, 1994          3,603,272   $ 5.52 to $35.06
   Granted                              600,500   $25.13 to $27.00
   Exercised                           (128,043)  $ 5.52 to $20.29

Outstanding at February 28, 1995      4,075,729   $ 5.52 to $35.06
   Granted                              412,200   $17.25
   Exercised                            (23,525)  $ 5.52 to $20.29
   Canceled                             (32,500)  $20.29 to $35.06
Outstanding at February 29, 1996      4,431,904   $ 5.52 to $35.06

        Options are exercisable at such times as specified by the Compensation Committee of the Board of Directors and generally if not exercised, expire ten years from the date of grant. At February 29, 1996, options for 4,017,290 shares of common stock were exercisable.

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

                                     1996              1995
                                     (Amounts in thousands)
Land and buildings                  $6,426            $6,426
Fixtures and equipment                 675               675
                                     7,101             7,101

Less accumulated depreciation
  and amortization                   3,307             3,086
                                    $3,794            $4,015


        Capitalized lease amortization is included in depreciation expense.
<PAGE 33>

        Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 29, 1996, are as follows:

                                        Capital    Operating
                                         Leases       Leases
                                       (Amounts in thousands)
     1997                                $  657     $ 44,988
     1998                                   620       41,307
     1999                                   597       38,124
     2000                                   558       34,923
     2001                                   573       35,516
     After 2001                             810       60,924
     Total minimum lease payments        $3,815     $255,782

     Less:
         Executory costs                    113
         Imputed interest                   956

     Present value of minimum
         lease payments                  $2,746

        Total rental expense under operating leases for fiscal 1996, 1995 and 1994 was $67,509,000, $50,855,000 and $35,989,000, respectively. Contingent rentals and sublease rentals are negligible.

        Payments to affiliated entities under capital and operating leases were $625,000 for fiscal 1996, which included payments to a limited partnership in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1995 and 1994 were $856,000 and $852,000, respectively.

Litigation

        The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material adverse effect on the financial statements.

(10)  FINANCIAL INSTRUMENTS



Asset Securitizations

        The Company participates in asset securitization agreements in which it sells an interest in certain accounts receivable with limited recourse. The aggregate notional amount of these agreements was approximately $595,600,000 at February 29, 1996, and $416,000,000 at February 28, 1995.
The rates specified in these agreements are variable, either being tied to LIBOR or commercial paper and ranged from 5.7% to 6.8% in fiscal 1996 and from 6.0% to 6.7% in fiscal 1995. As a means of managing unfavorable movements in these rates (market risk), the Company has entered into interest swap agreements, as described below, which fixed rates on notional amounts of $235,000,000 at February 29, 1996, and $165,000,000 at February 28, 1995. The effective interest rates on swaps at the end of fiscal 1996 ranged from 5.3% to 7.4% and 6.4% to 7.1% at the end of fiscal 1995.

        The terms ranged from 29 months to 54 months for the four agreements in effect at the end of fiscal 1996 and from 29 months to 65 months for the five agreements in place at the end of fiscal 1995. During fiscal 1996, two agreements were consolidated into a single agreement.
<PAGE 34>
        These agreements provide third parties with limited recourse against the Company. On two agreements totaling $140,000,000, recourse is limited each month to 20% of the third parties' interest in the pool as of the related settlement date. Recourse on the $63,600,000 pool of receivables is limited to approximately 15% of the balance. The recourse provisions relating to the $392,000,000 pool is limited to 6% of the third parties' interest in the pool as of the related settlement date. Payments under all recourse provisions have never exceeded the established reserves. Earnings from asset securitizations were $8,771,000 in fiscal 1996 and $8,884,000 in fiscal 1995.

Derivative Financial Instruments

        The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to manage the risk of unfavorable movements in interest rates. These convert floating rate notes payable to banks and, as discussed above, floating rates on asset securitization agreements to fixed rates. The notional amounts of these swap agreements at February 29, 1996, and February 28, 1995 were as follows:

                                     1996              1995
                                   (amounts in thousands)

On notes payable and other       $ 231,100         $ 178,300
On securitized receivables       $ 235,000         $ 165,000


        Interest rates that the Company paid per the swap agreements related primarily to notes payable were fixed at an average rate of 6.5% at February 29, 1996. At February 28, 1995, rates were fixed at an average of 5.7%.
The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.3% and 6.2% at February 29, 1996, and February 28, 1995, respectively. The terms for these agreements range from 3 to 5 years.

        Interest rates that the Company paid on swap agreements related to securitized receivables were fixed at an average rate of 6.5% at February 29, 1996. At February 28, 1995, rates were fixed at an average of 6.6%. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.3% and 6.2% at February 29, 1996, and February 28, 1995, respectively. The terms for these agreements range from 2 to 5 years.

        Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased.

        The Company believes its risk of credit-related losses resulting from non-performance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher.

        The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Losses on disposals, which there have been none to date, would be recognized immediately.

        All swaps are held for purposes other than trading.

Fair Value of Financial Instruments

        The estimated fair values of financial instruments have been determined by using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current
<PAGE 35>
market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        The estimated fair values of the Company's financial instruments at February 29, 1996, and at February 28, 1995, are as follows:

                                     1996                1995
                               Carrying  Fair    Carrying     Fair
                                Amount   Value    Amount      Value
                                      (Amounts in thousands)

Assets
Cash                         $  16,017 $ 16,017  $ 10,360   $ 10,360
Accounts receivable            518,969  518,969   538,208    538,208

Liabilities
Accounts payable                87,739   87,739    87,523     87,523
Notes payable                  190,000  190,000   139,800    139,800
Long-term debt                 370,443  390,745   398,557    406,946

Off-balance-sheet
 financial instruments

Interest rate swaps
 agreements:
    Assets                          --    1,226        --      7,434
    Liabilities                     --   12,412        --      2,585

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

Interest Rate Swap Agreements

        The fair value of the Company's interest rate swap agreements is the estimated amount that the Company would receive or pay upon termination of the agreements, based on estimates obtained from the counterparties. These agreements are not held for trading purposes, but rather to hedge interest rate risk.

<PAGE 36>


(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)



        The following is a summary of quarterly financial data for fiscal 1996 and 1995:

                                     Three Months Ended
                             May     August   November    February
                              31       31        30        29(28)
                        (Amounts in thousands except per share data)


1996
Revenues                   $318,971 $324,861  $375,479   $340,040

Gross profit (1)             96,364   90,503   108,439     90,885

Earnings before taxes        29,211   17,678    12,849      4,789

Net earnings                 18,466   11,316     8,757      2,961

Earnings per share of
 common stock:
    Primary and
    fully diluted              0.37     0.23      0.18       0.06

Cash dividends per share
of common stock                0.07     0.07      0.07       0.07


1995
Revenues                   $268,847 $269,119  $315,089   $299,084

Gross profit (1)             81,910   78,115    95,950     82,192

Earnings before taxes        29,156   23,582    29,902     23,261

Net earnings                 18,310   14,817    18,771     14,917

Earnings per share of
 common stock:
    Primary and
    fully diluted              0.37     0.30      0.38       0.30

Cash dividends per share
    of common stock            0.06     0.06      0.06       0.06


(1)Gross profit is sales less costs of sales.

<PAGE 37>


  Item 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE


   None.
<PAGE 38>

                                             PART III

        In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for June 19, 1996, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  1.   Financial Statements

        The following consolidated financial statements of Heilig-Meyers Company and Subsidiaries included in the registrant's 1996 Annual Report to Shareholders are included in item 8 herein:

                Independent Auditors' Report

                Consolidated Balance Sheets -
                  February 29, 1996 and February 28, 1995

                Consolidated Statements of Earnings -
                  Year Ended February 29, 1996,
                  Year Ended February 28, 1995, and
                  Year Ended February 28, 1994

                Consolidated Statements of Stockholders' Equity -
                  Year Ended February 29, 1996,
                  Year Ended February 28, 1995, and
                  Year Ended February 28, 1994

                Consolidated Statements of Cash Flows -
                  Year Ended February 29, 1996,
                  Year Ended February 28, 1995, and
                  Year Ended February 28, 1994

                Notes to Consolidated Financial Statements

<PAGE 39>



      (a)  2.   Financial Statement Schedules:   The  financial  statement
                schedule required by this item is listed below.

                Independent Auditors' Report on Schedule included in Item 8 herein.

                Schedule II - Valuation and Qualifying Accounts

                Schedules other than those listed above have been omitted because they are not applicable or are not required or because the required information is included in the financial statements or notes thereto.

      (a)  3.   Exhibits  required to be filed by Item 601  of Regulation
                S-K.

                See INDEX TO EXHIBITS

      (b)  1.   Reports on Form 8-K Filed During Last Quarter of Year Ended
                February 29, 1996.

                None.

<PAGE 40>


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEILIG-MEYERS COMPANY


       Date:  May 22, 1996                  by  /s/William C. DeRusha
                                            William C. DeRusha
                                            Chairman of the Board
                                            and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  May 22, 1996                  /s/William C. DeRusha
                                            William C. DeRusha
                                            Chairman of the Board
                                            Principal Executive Officer


       Date:  May 22, 1996                  /s/Joseph R. Jenkins
                                            Joseph R. Jenkins
                                            Executive Vice President
                                            Principal Financial Officer


       Date:  May 22, 1996                  /s/William J. Dieter
                                            William J. Dieter
                                            Senior Vice President,
                                            Accounting and Principal
                                            Accounting Officer


       Date:  May 22, 1996                  /s/Alexander Alexander
                                            Alexander Alexander, Director


       Date:  May 22, 1996                  /s/Robert L. Burrus, Jr.
                                            Robert L. Burrus, Jr., Director
<PAGE 41>

       Date:  May 22, 1996                  /s/Arthur D. Charpentier
                                            Arthur D. Charpentier, Director


       Date:  May 22, 1996                  /s/Benjamin F. Edwards, III
                                            Benjamin F. Edwards, III, Director


       Date:  May 22, 1996                  /s/Alan G. Fleischer
                                            Alan G. Fleischer, Director


       Date:  May 22, 1996                  /s/Nathaniel Krumbein
                                            Nathaniel Krumbein, Director


       Date:  May 22, 1996                  /s/Hyman Meyers
                                            Hyman Meyers, Director


       Date:  May 22, 1996                  /s/S. Sidney Meyers
                                            S. Sidney Meyers, Director


       Date:  May 22, 1996                  /s/Troy A. Peery, Jr.
                                            Troy A. Peery, Jr., Director


       Date:  May 22, 1996                  /s/Lawrence N. Smith
                                            Lawrence N. Smith, Director


       Date:  May 22, 1996                  /s/George A. Thornton
                                            George A. Thornton III, Director

<PAGE 42>
                     HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Amounts in thousands)



Column A     Column B         Column C               Column D          Column
E

                                                            Write-off
            Balance at    Charged     Charged     and    Purchased    Balance
            Beginning    To Costs    To Other Repossession Accounts   at Close
Description  of Period  & Expenses    Accounts    Losses  Receivable of Period

Allowance for
 Doubtful Accounts:

Year Ended
 February 29,
 1996       $46,678  $65,379   $ 1,134(A)      $57,231   $8,917(C)     $54,714
                               $ 7,671(B)

Year Ended
 February 28,
 1995       $28,497  $45,419   $   806(A)      $45,735   $7,595(C)     $46,678
                               $25,286(B)

Year Ended
 February 28,
 1994       $20,781  $32,356   $   430(A)      $29,713   $3,200(C)     $28,497
                               $ 7,843(B)



(A) Represents recoveries on accounts previously written off.
(B) Allowance applicable to purchased accounts receivable.
(C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                           1996         1995          1994


Write-offs of Uncollectible Accounts     $8,917       $7,595        $3,200

<PAGE 43>

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

        f.      Amendment to the Registrant's Bylaws.

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

        b. The following Agreements filed as Exhibits 10(b) through 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 are incorporated herein by this reference:

                (1) Lease dated as of January 1, 1980 between Hyman Myers, Agent, and the Registrant.

                (2) Lease dated November 1, 1970 between Hyman Meyers, Agent, and the Registrant as successor in interest to Heilig-Meyers Company of Greenville, Inc.

                (3) Lease dated April 15, 1971 between Meyers-Thornton Investment Co. and the Registrant as successor in interest to Meyers-Thornton Corporation.

<PAGE 44>
                (4) Lease dated June 28, 1971 between Meyers-Thornton Investment Company and the Registrant as successor in interest to Meyers-Thornton Corporation.

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

        c. The following Agreements (originally filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1982) were refiled as Exhibits 10(c)(1)-(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 and are incorporated herein by reference:

                (1) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Hyman Meyers and the Registrant.

                (2) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between S. Sidney Meyers and the Registrant.

                (3) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Nathaniel Krumbein and the Registrant.

        d. Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989 filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

        e. First Amendment, dated as of June 15, 1992, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989, filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

        f. Second Amendment, dated as of February 1, 1994, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989.

        g. Third Amendment, dated as of May 1, 1995, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989.

        h. Addendum to Lease and Contract dated February 26, 1973 amending Lease Contract dated April 15, 1971 between Meyers-Thornton Investment Co. and the Company as successor in interest to Meyers-Thornton Corporation (see Exhibit 10(c)(2)), filed as
                Exhibit 10(k) to Registrant's Registration Statement on Form S-2 (No. 2-81775) is incorporated herein by this reference.

        i. The following Agreements filed as Exhibits 19(a) through 19(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 are incorporated herein by this reference:

                (1) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant.*

                (2) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant.*
<PAGE 45>

                (3) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant.*

        j. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        k. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        l. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        m. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

        n. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        o. Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

        p. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as
                Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        q. Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 is incorporated herein by this reference.*

        r. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        s. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of March 1, 1994.

<PAGE 46>


        t. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

        u. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        v.      Registrant's 1990 Stock Option Plan, as amended, filed as
                Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

        w. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

        x. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        y. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha and Troy A. Peery, Jr. dated January 1, 1995.

        z. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle dated January 1, 1995.

        aa. Form of Executive Supplemental Retirement Agreement between the Registrant and seven executive officers dated January 1, 1995.

        bb. Form of Executive Supplemental Retirement Agreement between the Registrant and one executive officer dated January 1, 1995.

        cc. Employment Agreement dated October 20, 1988 between William C. DeRusha and the Registrant, filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

        dd. Agreement made as of September 11, 1989 to amend the Employment Agreement dated October 20, 1988 between William C. DeRusha and the Registrant filed as Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

        ee. Employment Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the Registrant, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 is incorporated herein by this reference.*

        ff. Agreement made as of September 11, 1989 to amend the Employment Agreement dated October 20, 1988 between Troy A. Peery, Jr. and the Registrant filed as Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 is incorporated herein by this reference.*

<PAGE 47>

        gg.     The following Agreements filed as Exhibits 10 (ii) through 10
                (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 are incorporated herein by this reference:

                (1)     Employment Agreement dated April 10, 1991 between Joseph
                        R. Jenkins and the Registrant.*

                (2) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

                (3) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

        hh. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 is incorporated herein by this reference.*

        ii. Amendment, dated as of August 18, 1993, to the Heilig-Meyers Company Severance Plan filed as exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

        jj. 1988 Deferred Compensation Agreement for Outside Directors between George A. Thornton, III and the Registrant filed as exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

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

        oo. Letter Agreement, dated August 26, 1993, amending employment agreement between James F. Cerza and the Registrant filed as exhibit 10(nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 is incorporated herein by this reference.*

        pp. $400,000,000 Credit Agreement dated July 18, 1995 among MacSaver Financial Services, Inc., as Borrower; the Registrant, as Gaurantor; and Wachovia Bank of Georgia, N.A., as Administrative Agent, as amended by the First Amendment and Restatement of Credit Agreement dated May 14, 1996 is filed herewith.

<PAGE 48>


                                         CREDIT AGREEMENT
                          (As amended by First Amendment and Restatement
                                     dated as of May 14, 1996)

        THIS CREDIT AGREEMENT dated as of July 18, 1995 (the "Credit Agreement"), is by and among MACSAVER FINANCIAL SERVICES, INC., a Delaware corporation (the "Borrower"), HEILIG-MEYERS COMPANY, a Virginia corporation (the "Company"), the several lenders identified on the signature pages hereto and such other lenders as may from time to time become a party hereto (the "Lenders"), WACHOVIA BANK OF GEORGIA, N.A., as administrative agent for the Lenders (in such capacity, the "Administrative Agent"), NATIONSBANK, N.A., as documentation agent for the Lenders (in such capacity, the "Documentation Agent") and CRESTAR BANK and FIRST UNION NATIONAL BANK OF VIRGINIA, as co-agents for the Lenders (in such capacity, the "Co-Agents").

                                        W I T N E S S E T H

        WHEREAS, the Borrower has requested that the Lenders provide a $400,000,000 credit facility for the purposes hereinafter set forth;

        WHEREAS, the Lenders have agreed to make the requested credit facility available to the Borrower on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


                                             SECTION 1

                                            DEFINITIONS

        1.1 Definitions. As used in this Credit Agreement, the following terms shall have the meanings specified below unless the context otherwise requires:

                "Adjusted Eurodollar Rate" means, as applicable to any Interest Period, a rate per annum equal to the quotient obtained (rounded upwards, if necessary, to the next higher 1/100th of 1%) by dividing
        (i) the applicable London Interbank Offered Rate for such Interest Period by (ii) 1.00 minus the Eurodollar Reserve Percentage.

                "Administrative Agent" means Wachovia Bank of Georgia, N.A. and any successors and assigns in such capacity.

                "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such Person. For purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                Applicable Percentage- means, for any day, the appropriate rate per annum set forth in Schedule 2.1(d), it being understood that the Applicable Percentage for (i) Base Rate Loans shall be the percentage set forth under the appropriate column entitled "applicable Margin for Base Rate Loans", (ii) Eurodollar Loans shall be the percentage set forth under the appropriate column entitled "Applicable Margin for Eurodollar Loans" and (iii) the Facility Fee shall be the percentage set forth under the appropriate column entitled "Applicable Percentage for Facility Fee". The Applicable
<PAGE 49>
        Percentages shall be adjusted on the following dates (each being an Interest Determination Date):

                (i) where the Company has a senior unsecured (non-credit enhanced) long term debt rating from both S&P and Moody's, five (5) days after receipt of notice by the Administrative Agent of a change in any such debt rating, based on such debt ratings:

                (ii) where the Company previously had a senior unsecured (non-credit enhanced) long term debt rating from both S&P and Moody's, but either or both of S&P and Moody's withdraws its rating, five (5) days after receipt by the Administrative Agent of notice of the withdrawal of such debt rating, based on the information contained in the most recent annual or quarterly financial statements and related certificates provided in accordance with Sections 7.1(a) and 7.1(b); and

                (iii) where the Company does not have a senior unsecured (non-credit enhanced) long term debt rating from both S&P and Moody's, five (5) days after the date of delivery of the annual and quarterly financial statements and related certificates provided in accordance with Section 7.1(a) and 7.1(b), but not in any event to a date later than the date 5 days after the date by which such financial statements and related certificates are due in accordance with the terms thereof, based on the information contained in such financial statements.

        The Applicable Percentage shall be effective from an Interest Determination Date until the next such Interest Determination Date. The Administrative Agent shall determine the appropriate Applicable Percentages promptly upon receipt of the notices and information necessary to make such determination and shall promptly notify the Borrower and the Lenders of any change thereof. Such determinations by the Administrative Agent shall be conclusive absent manifest error. The Applicable Percentage from May 14, 1996 (being the effective date of the First Amendment to Credit Agreement) shall be based on Pricing Level II assuming a Fixed Charge Coverage Ratio of less than 1.6:1.0, subject to adjustment as provided herein.

                "Attributable Debt" means, at any date, the obligations incurred by the Company, the Borrower or the Furniture Company as lessee in connection with a sale and leaseback transaction, valued at the lesser of (i) the fair market value of the property subject to such transaction, or (ii) the present value (discounted at the rate of 13% per annum compounded semi-annually and in accordance with Financial Accounting Standards Board Statement No. 13) of the obligation of the lessee for Rentals during the term of such lease.

                "Base Rate" means, for any day, the rate per annum equal to the higher as of each such day of (i) the Prime Rate, and (ii) one-half of one percent above the Federal Funds Rate. For purposes of determining the Base Rate for any day, changes in the Prime Rate shall be effective on the date of each such change.

                "Base Rate Loan" means any Loan bearing interest at a rate determined by reference to the Base Rate.

                "Borrower" means MacSaver Financial Services, Inc., a Delaware corporation, together with any successors and permitted assigns.

                "Business" means such term as defined in Section 6.10.
<PAGE 50>
                "Business Day" means a day other than a Saturday, Sunday or other day on which commercial banks in Atlanta, Georgia, Charlotte, North Carolina, Richmond, Virginia or New York, New York are authorized or required by law to close, except that, when used in connection with a Eurodollar Loan, such day shall also be a day on which dealings between banks are carried on in U.S. dollar deposits in London, England and New York, New York.

                "Capital Lease" means any lease of property, real or personal, the obligations with respect to which are required to be capitalized on a balance sheet of the lessee in accordance with GAAP.

                "Capital Lease Obligations" means the capitalized lease obligations relating to a Capital Lease determined in accordance with GAAP.

                "Closing Date" means the date hereof.

                "Code" means the Internal Revenue Code of 1986, as amended from time to time.

                "Commitment" means, with respect to each Lender, the commitment of such Lender to make Committed Loans in an aggregate principal amount at any time outstanding up to such Lender's Revolving
        Committed Amount as specified in Schedule 2.1(a), as such amount may be reduced from time to time in accordance with the provisions hereof.

                "Commitment Percentage" means, for each Lender, the percentage identified as its Commitment Percentage on Schedule 2.1(a), as such percentage may be modified in connection with any assignment made in accordance with the provisions of Section 11.3.

                "Commitment Period" means the period from and including the Closing Date to but not including the Termination Date.

                "Committed Loans" means such term as defined in Section 2.1.

                "Committed Note" or "Committed Notes" means the promissory notes of the Borrower in favor of each of the Lenders evidencing the Committed Loans provided pursuant to Section 2.1(e), individually or collectively, as appropriate, as such promissory notes may be amended, modified, supplemented, extended, renewed or replaced from time to time.

                "Commonly Controlled Entity" means an entity, whether or not incorporated, which is under "common control" with the Company within the meaning of Section 4001 of ERISA or is part of a group which includes the Company and which is treated as a single employer under
        Section 414 of the Code.

                "Company" means Heilig-Meyers Company, a Virginia corporation, together with any successors and permitted assigns.

                "Competitive Bid" means an offer by a Lender to make a Competitive Loan pursuant to the terms of Section 2.2.

                "Competitive Bid Rate" means, as to any Competitive Bid made by a Lender in accordance with the provisions of Section 2.2, the fixed rate of interest offered by the Lender making the Competitive Bid.

                "Competitive Bid Request" means a request by the Borrower for Competitive Bids in accordance with the provisions of Section 2.2.

                "Competitive Bid Request Fee" means the administrative fee
<PAGE 51>
        payable to the Administrative Agent, if any, in connection with a Competitive Bid Request as provided in the Administrative Agent's Fee Letter.

                "Competitive Lenders" means, at any time, those Lenders which have Competitive Loans outstanding.

                "Competitive Loan" means a loan made by a Lender in its discretion pursuant to the provisions of Section 2.2.

                "Competitive Loan Maximum Amount" means such term as defined in
        Section 2.2.

                "Competitive Note" or "Competitive Notes" means the promissory notes of the Borrower in favor of each of the Lenders evidencing the Competitive Loans, if any, provided pursuant to Section 2.2(h), individually or collectively, as appropriate, as such promissory notes may be amended, modified, supplemented, extended, renewed or replaced from time to time.

                "Consolidated EBIT" means, for any period, the sum of Consolidated Net Income plus Consolidated Interest Expense plus all provisions for any Federal, state or other income taxes, for the Company and its Subsidiaries on a consolidated basis as determined in accordance with GAAP applied on a consistent basis. Except as otherwise specified, the applicable period shall be for the four consecutive quarters ending as of the date of determination.

                "Consolidated Fixed Charges" means, for any period, the sum of Consolidated Interest Expense plus Consolidated Rentals, in each case for the Company and its Subsidiaries on a consolidated basis as determined in accordance with GAAP applied on a consistent basis. Except as otherwise specified, the applicable period shall be for the four consecutive quarters ending as of the date of determination.

                "Consolidated Funded Debt" means Funded Debt of the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP applied on a consistent basis.

                "Consolidated Interest Expense" means, for any period, all interest expense, including the amortization of debt discount and premium and the interest component under Capital Leases for the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP applied on a consistent basis. Except as otherwise specified, the applicable period shall be for the four consecutive quarters ending as of the date of computation.

                "Consolidated Net Income" means, for any period, the net income of the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP applied on a consistent basis, but excluding for purposes of determining compliance with the Fixed
        Charge Coverage Ratio in Section 7.9(b) hereof any extraordinary gains or losses, and any taxes on such excluded gains and any tax deductions or credits on account of any such excluded losses.

                "Consolidated Net Income Available for Fixed Charges" means, for the applicable period ending as of the date of determination, the sum of Consolidated EBIT plus Consolidated Rentals, in each case for the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP applied on a consistent basis. Except as otherwise specified, the applicable period shall be for the four consecutive quarters ending as of the date of computation.

                "Consolidated Net Tangible Assets" means, at any date, the
<PAGE 52>
        total amount of all assets of the Company and its Subsidiaries determined on a consolidated basis in accordance with GAAP consistently applied, less the sum (without duplication) of (i) the amount, if any, at which intangible assets and unamortized debt discount and expense appear on a consolidated balance sheet, (ii) any write-up of tangible assets after the Closing Date, (iii) Restricted Investments (valued at the book value thereof) and (iv) all liabilities other than Minority Interests, deferred taxes and consolidated funded debt.

                "Consolidated Net Worth" means total stockholders' equity for the Company and its Subsidiaries on a consolidated basis as determined at a particular date in accordance with GAAP applied on a consistent basis.

                "Consolidated Rentals" means Rentals for the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP applied on a consistent basis.

                "Consolidated Total Capitalization" means the sum of (i) Consolidated Funded Debt plus (ii) Consolidated Net Worth.

                "Continuing Director" means, as of any date of determination,
        (i) an individual who on the date two years prior to such determination date was a member of the Company's Board of Directors and (ii) any new Director whose nomination for election by the Company's shareholders was approved by a vote of at least 75% of the Directors then still in office who either were Directors on the date two years prior to such determination date or whose nomination for election was previously so approved.

                "Contractual Obligations" means, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

                "Credit Documents" means this Credit Agreement, the Notes, the Fee Letter and all other related agreements and documents issued or delivered hereunder or thereunder or pursuant hereto or thereto.

                "Default" means any of the events specified in Section 9, whether or not any requirement for the giving of notice or the lapse of time, or both, has been satisfied.

                "Defaulting Lender" means, at any time, any Lender that, at such time (a) has failed to make a Loan required pursuant to the terms of this Credit Agreement, including the funding of a Participation Interest in accordance with the terms hereof, (b) has failed to pay to the Administrative Agent or any Lender an amount owed by such Lender pursuant to the terms of this Credit Agreement, or (c) has been deemed insolvent or has become subject to a bankruptcy or insolvency proceeding or to a receiver, trustee or similar official.

                "Disposition" means such term as defined in Section 8.5(a).

                "Documentation Agent" means NationsBank, N.A. and any successors and assigns in such capacity.

                "Dollars" and "$" means dollars in lawful currency of the United States of America.

                "Eligible Assignee" means any Lender or Affiliate or Subsidiary of a Lender; and any other commercial bank, financial institution or "accredited investor" (as defined in Regulation D of the Securities and Exchange Commission) with combined capital and surplus in excess of $500,000,000.
<PAGE 53>
                "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and the rulings issued thereunder.

                "Environmental Laws" means any and all applicable foreign, Federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes or decrees of any Governmental Authority or other Requirement of Law (including common law) regulating, relating to or imposing liability or standards of conduct concerning protection of human health or the environment, as now or may at any time be in effect during the term of this Credit Agreement.

                "Eurodollar Loan" means any Loan bearing interest at a rate determined by reference to the Adjusted Eurodollar Rate.

                "Eurodollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Eurodollar Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any Bank to Unites States residents). The Adjusted London Interbank Offered Rate shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Percentage.

                "Event of Default" means any of the events specified in Section 9; provided, however, that any requirement for the giving of notice or the lapse of time, or both, or any other condition, has been satisfied.

                "Facility Fee" means such term as defined in Section 3.4(a).

                "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the next higher 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if such day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day and (ii) if such rate is not so published for any day, the Federal Funds Rate for such day shall be the average rate charged to the Administrative Agent on such day on such transactions, as determined by the Administrative Agent.

                "Fee Letter" means, collectively or individually, as appropriate, (i) that letter agreement dated April 17, 1995 from Wachovia Bank of Georgia, N.A. and Wachovia Bank of North Carolina, N.A. accepted by the Borrower, and (ii) that letter agreement dated as of April 17, 1995 from NationsBanc Capital Markets, Inc. and NationsBank, N.A. accepted by the Borrower, in each case as amended, modified or replaced from time to time.

                "Fees" means all fees payable pursuant to Section 3.4.

                "Fixed Charge Coverage Ratio" means the ratio of Consolidated Net Income Available for Fixed Charges to Consolidated Fixed Charges.

                "Funded Debt" means for any Person, (i)  all Indebtedness of
<PAGE 54>
        such Person for borrowed money or which has been incurred in connection with the acquisition of assets, (ii) all Capital Lease Obligations of such Person and, without duplication, (iii) all Guarantee Obligations of such Person of Funded Debt of other Persons.

                "Furniture Company" means Heilig-Meyers Furniture Company, a North Carolina corporation, together with its successors.

                "GAAP" means generally accepted accounting principles applied on a basis consistent with those which, in accordance with Section 1.3, are to be used in making the calculations for purposes of determining compliance with the terms of this Credit Agreement.

                "Governmental Authority" means any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

                "Guarantee Obligation" means as to any Person (the "guaranteeing person"), any obligation of (i) the guaranteeing person or (ii) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counterindemnity or similar obligation, in either case guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations (the "primary obligations") of any other third Person (the "primary obligor") in any manner, whether directly or indirectly; provided, however, that the term Guarantee Obligation shall not include endorsements of instruments or documents for deposit or collection in the ordinary course of business. The amount of any Guarantee Obligation of any guaranteeing person shall be deemed to be the lower of (a) an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guarantee Obligation is made and (b) the maximum amount for which such guaranteeing person may be liable pursuant to the terms of the instrument embodying such Guarantee Obligation, unless such primary obligation and the maximum amount for which such guaranteeing person may be liable are not stated or determinable, in which case the amount of such Guarantee Obligation shall be such guaranteeing person's maximum reasonably anticipated liability in respect thereof as determined by the Company in good faith.

                "Guaranty" means the guaranty of the Company set forth in
        Section 4.

                "Indebtedness" means, of any Person at any date, (i) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (other than current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices), (ii) any other indebtedness of such Person which is evidenced by a note, bond, debenture or similar instrument, (iii) all obligations of such Person as lessee under Capital Leases, (iv) all obligations of such Person in respect of acceptances issued or created for the account of such Person, (v) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof, (vi) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (vii) all obligations of such Person under take-or-pay or similar arrangements or under commodities agreements, (viii) all Guarantee Obligations of such Person, (ix) all obligations of such Person in respect of interest rate protection agreements, foreign currency exchange agreements, commodity purchase or option agreements or other interest or exchange rate or commodity price hedging agreements, and (x) all
<PAGE 55>
        contingent or non-contingent obligations of such Person in respect of letters of credit issued or bankers' acceptances created for the account of such Person.

                "Insolvency" means with respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of such term as used in Section 4245 of ERISA.

                "Insolvent" means pertaining to a condition of Insolvency.

                "Interest Payment Date" means (i) as to any Base Rate Loan, the last day of each March, June, September and December, the date of repayment of principal of such Loan and the Termination Date, (ii) as to any Eurodollar Loan or any Competitive Loan, the last day of each Interest Period for such Loan and on the Termination Date, and in addition where the applicable Interest Period is more than 3 months, then also on the date 3 months from the beginning of the Interest Period, and each 3 months thereafter until the end of such Interest Period. If an Interest Payment Date falls on a date which is not a Business Day, such Interest Payment Date shall be deemed to be the next succeeding Business Day, except that in the case of Eurodollar Loans where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day.

                "Interest Period" means (i) with respect to any Eurodollar Loan, a period of one, two, three or six months' duration, as the Borrower may elect, commencing in each case on the date of the borrowing (including extensions and conversions) and (ii) with respect to any Competitive Loan, a period beginning on the date of borrowing and ending on the date specified in the respective Competitive Bid whereby the offer to make such Competitive Loan was extended, which shall be not less than 7 days nor more than 180 days' duration; provided, however, (A) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day), (B) no Interest Period shall extend beyond the Termination Date, and (C) in the case of Eurodollar Loans, where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall, end on the last Business Day of such calendar month.

                "Lenders" means each of the Persons identified as a "Lender" on the signature pages hereto, and each Person which may become a Lender by way of assignment in accordance with the terms hereof, together with their successors and permitted assigns.

                "Leverage Ratio" means the ratio of Consolidated Funded Debt to Consolidated Total Capitalization.

                "Lien" means any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or otherwise), preference, priority or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, and any lease in the nature thereof).

                "Loan" or "Loans" means a Committed Loan and/or a Competitive Loan, as appropriate.

                "London Interbank Offered Rate" means, as applicable to any Eurodollar Loan, for the Interest Period of such Eurodollar Loan, the rate per annum determined on the basis of the offered rate for deposits in Dollars of amounts equal or comparable to the principal
<PAGE 56>
        amount of such Eurodollar Loan offered for a term comparable to such Interest Period, which rates appear on the Reuters Screen LIBO Page as of 11:00 A.M., London time, two (2) Business Days prior to the first day of such Interest Period, provided that (i) if more than one such offered rate appears on the Reuters Screen LIBO Page, the "London Interbank Offered Rate" will be the arithmetic average (rounded upward, if necessary, to the next higher 1/100th of 1%) of such offered rates; and (ii) if no such offered rates appear on such page, the "London Interbank Offered Rate" for such Interest Period will be the arithmetic average (rounded upward, if necessary, to the next higher 1/100th of 1%) of rates quoted by not less than two (2) major banks in New York City, selected by the Administrative Agent, at approximately 10:00 A.M., Atlanta, Georgia time, two (2) Business Days prior to the first day of such Interest Period, for deposits in Dollars offered to leading European banks for a period comparable to such Interest Period in an amount comparable to the principal amount of such Eurodollar Loan.

                "Material Adverse Effect" means a material adverse effect on
        (i) the business, financial position or results of operations of the Company and its Subsidiaries taken as a whole, (ii) the ability of the Company or the Borrower to perform any material obligation under the Credit Documents or (iii) the material rights and remedies of the Lenders under the Credit Documents.

                "Materials of Environmental Concern" means any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials or wastes, defined or regulated as such in or under any Environmental Law, including, without limitation, asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

                "Minority Interests" means any shares of stock of any class of a Subsidiary (other than directors' qualifying shares as required by law) that are not owned by the Company, the Borrower and/or one or more of their Subsidiaries. Minority Interests shall be valued by valuing Minority Interests constituting preferred stock at the voluntary or involuntary liquidating value of such preferred stock, whichever is greater, and by valuing Minority Interests constituting common stock at the book value of capital and surplus applicable thereto adjusted, if necessary, to reflect any changes from the book value of such common stock required by the foregoing method of valuing Minority Interests in preferred stock.

                "Moody's" means Moody's Investors Service, Inc., or any successor or assignee of the business of such company in the business of rating securities.

                "Multiemployer Plan" means a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

                "New Lending Office" means such term as defined in Section
        3.9(b).

                "Note" or "Notes" means the Committed Notes and/or the Competitive Notes, collectively, separately or individually, as appropriate.

                "Notice of Borrowing" means the written notice of borrowing as referenced and defined in Section 2.1(b)(i).

                "Notice of Conversion/Extension" means the written notice of extension or conversion as referenced and defined in Section 3.2.

                "Obligations" means, without duplication, all of the obligations of the Borrower to the Lenders and the Administrative
<PAGE 57>
        Agent, whenever arising, under this Credit Agreement, the Notes or any of the other Credit Documents.

                "Participation Interest" means the purchase by a Lender of a participation in Committed Loans as provided in Section 3.12.

                "PBGC" means the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA, and any successor thereto.

                "Permitted Liens" means:

                     (i) Liens securing Indebtedness existing on the Closing Date and described on Schedule 8.2 hereto;

                    (ii) Liens deemed to exist (including on account of the filing of financing statement) in connection with a Permitted Receivables Financing;

                   (iii) Liens securing Indebtedness incurred to finance the purchase, construction or other acquisition of assets after the date of this Credit Agreement, provided that (i) any such Lien shall attach only to such asset, (ii) at the time of acquisition of such asset, the amount remaining unpaid on the Indebtedness secured by such Lien shall not exceed 90% (or 100% in the case of a Capitalized Lease) of the lesser of the total purchase price or fair market value thereof, and (iii) after giving effect to such Indebtedness and to the application of the proceeds thereof, the aggregate amount thereof would be permitted by clauses (iii) and (iv) of Section 8.1;

                    (iv) Liens for property taxes and assessments or governmental charges or levies, and Liens securing claims or demands of mechanics, suppliers, carriers, landlords and other like Persons, provided that payment thereof is not at the time required by Section 7.3;

                     (v) Liens incurred or deposits made in the ordinary course of business (i) in connection with worker's compensation, unemployment insurance, social security and other like laws or (ii) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, statutory obligations, surety, appeal and performance bonds and other similar obligations, in each case not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of property;

                    (vi) attachment, judgment and other similar liens arising in connection with court proceedings, provided that execution and other enforcement are effectively stayed and all claims which the Liens secure are being actively contested in good faith and by appropriate proceedings;

                   (vii) minor reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions and other minor title exceptions;

                  (viii) Liens securing Indebtedness of the Borrower or the Furniture Company to the Company or to each other; and

                    (ix) Liens securing Indebtedness incurred after the Closing Date, provided that, after giving effect thereto and to the application of the proceeds thereof, the aggregate amount thereof would be permitted by clauses (iii) and (iv) of Section 8.1.

                "Permitted Receivables Financing" means any one or more receivables financings (including, without limitation,
<PAGE 58>
        securitizations and similar structured finance transactions) involving the sale by the Company, the Borrower or any of their respective Subsidiaries of retail installment sale contracts and other consumer receivables in true sales transactions (as determined in accordance with GAAP).

                "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

                "Plan" means at any particular time, any employee benefit plan which is covered by Title IV of ERISA pursuant to the provisions of
        Section 4021 of ERISA and in respect of which the Company or a Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "em-ployer" as defined in Section 3(5) of ERISA.

                "Pricing Level" means the applicable pricing Level for the Applicable Percentage shown in Schedule 2.1(d).

                "Prime Rate" refers to that interest rate so denominated and set by Wachovia from time to time as an interest rate basis for borrowings. The Prime Rate is but one of several interest rate bases used by Wachovia. Wachovia lends at interest rates above and below the Prime Rate.

                "Properties" means such term as defined in Section 6.10.

                "Rentals" means, as of the date of determination, all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by a Person as lessee or sublessee under a lease of real or personal property, but exclusive of any amounts required to be paid (whether designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross rents.

                "Reorganization" means with respect to any Multiemployer Plan, the condition that such Plan is in reorganization within the meaning of such term as used in Section 4241 of ERISA.

                "Reportable Event" means any of the events set forth in Section 4043(c) of ERISA, other than those events as to which the PBGC has by regulation waived the applicable notice requirement, or as to which the PBGC has announced a policy of not enforcing penalties for failure to satisfy applicable notice requirements.

                "Required Lenders" means Lenders holding in the aggregate not less than 66-2/3% of the Commitments or, if the aggregate Commitments have been terminated, Lenders holding in the aggregate not less than 66-2/3% of the Loans then outstanding; provided, however, that if any Lender shall be a Defaulting Lender at such time, then there shall be excluded from the determination of Required Lenders such Defaulting Lender's Commitments, or after termination of the Commitments, the principal balance of the Loans owing to such Defaulting Lender.

                "Requirement of Law" means as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and each law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or
<PAGE 59>
        any of its property or to which such Person or any of its property is subject.

                "Responsible Officer" means as to (a) the Company, the President and Chief Executive Officer, Executive Vice President, the Treasurer or any Assistant Treasurer, Secretary or any Assistant Secretary of the Company or (b) the Borrower, any duly authorized officer thereof.

                "Restricted Investments" means all investments, loans or advances made by the Company, the Borrower or their Subsidiaries in or to any Person or property, except the following:

                             (i) investments, loans and advances in and to the Furniture Company and the Borrower;

                            (ii) property to be used and advances made in the ordinary course of business, including, without limitation, customer accounts receivable generated in the ordinary course of business from the sale of inventory on credit;

                           (iii) investments in obligations maturing within three years from the date of acquisition and issued or guaranteed by the United States of America or an agency thereof;

                            (iv) municipal securities maturing within three years from the date of acquisition and rated in one of the two highest rating classifications (with each numerical or other modifier being treated as a separate classification) by at least one national rating agency;

                             (v) investments in certificates of deposit or bankers' acceptances issued by commercial banks located in the United States, Canada, Western Europe or Japan and each having capital, surplus and undivided profits aggregating at least $250,000,000;

                            (vi) investments in commercial paper maturing within 270 days from the date of acquisition and rated in one of the two highest rating classifications (with each numerical or other modifier being treated as a separate classification) by a least one national rating agency;

                           (vii) investments in money market preferred stock rated in one of the two highest rating classifications (with each numerical or other modifier being treated as a separate classification) by at least one national rating agency;

                          (viii) investments in repurchase agreements with commercial banks (a) located in the United States, (b) having capital, surplus and undivided profits aggregating at least $250,000,000 and (c) whose long-term certificates of deposit are, at the time of making such investment, rated "A" or better by S&P or "A" or better by Moody's;

                            (ix) investments in mutual funds duly organized and validly existing which are restricted by their respective charters to investing 95% or more of its funds in securities of the type permitted by clauses (iii), (iv), (v), (vi), (vii) and
                (viii) above; and

                             (x) investments, loans and advances existing on the Closing Date as identified on Schedule 8.5.

                "Revolving Committed Amount" means, collectively, the aggregate
<PAGE 60>
        amount of all of the Commitments as referenced in Section 2.1(a) and, individually, the amount of each Lender's Commitment as specified in
        Schedule 2.1(a).

                "S&P" means Standard & Poor's Ratings Group, a division of McGraw Hill, Inc., or any successor or assignee of the business of such division in the business of rating securities.

                "Secured Debt" means all Indebtedness which is secured by a Lien upon any assets of the Company, the Borrower or the Furniture Company, but shall not include liabilities in connection with Capital Lease Obligations or Industrial Development Bonds. As used in this definition, the term "Industrial Development Bonds" means the obligations of the Company, the Borrower or the Furniture Company, including, without limitation, obligations in connection with guaranties or otherwise, which are required to be reflected as liabilities on a consolidated balance sheet of the Company, with respect to "industrial development bonds" as defined in Section 103 of the Internal Revenue Code of 1954 (as amended prior to the adoption of the Code) which are (i) treated as obligations of a state of the United States or a political subdivision thereof under any provision of said Section 103 and (ii) used to finance or refinance industrial or pollution control facilities of the Company, the Borrower or the Furniture Company.

                "Single Employer Plan" means any Plan which is not a Multiemployer Plan.

                "Subsidiary" means, as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a "Subsidiary" or to "Subsidiaries" in this Credit Agreement shall refer to a Subsidiary or Subsidiaries of the Company.

                "Termination Date" means the earlier of (i) the date which is the fifth anniversary of the Closing Date and (ii) the date on which the Commitments shall terminate in accordance with the provisions of this Credit Agreement.

                "Transferee" means such term as defined in Section 3.9(a).

                "Wachovia" means Wachovia Bank of Georgia, N.A., a national banking association, and its successors.

        1.2 Computation of Time Periods. For purposes of computation of periods of time hereunder, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding."

        1.3 Accounting Terms and Determinations. Unless otherwise specified herein, all terms of an accounting character used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared, in accordance with GAAP, applied on a basis consistent (except for changes concurred in by the Company's independent public accountants or otherwise
<PAGE 61>
required by a change in GAAP) with the most recent audited consolidated financial statements of the Company and its consolidated Subsidiaries delivered to the Lenders unless with respect to any such change concurred in by the Company's independent public accountants or required by GAAP, in determining compliance with any of the provisions of this Credit Agreement or any of the other Credit Documents: (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements, or (ii) the Required Lenders shall so object in writing within 30 days after the delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 7.1 hereof, shall mean the financial statements referred to in Section 6.1).

SECTION 2

THE CREDIT FACILITY

        2.1  Revolving Loans.

                (a) Revolving Commitment. During the Commitment Period, subject to the terms and conditions hereof, each Lender severally agrees to make revolving credit loans ("Committed Loans") to the Borrower for the purposes hereinafter set forth; provided, however, that (i) with regard to each Lender individually, such Lender's share of outstanding Committed Loans shall not exceed such Lender's Revolving Committed Amount, and (ii) with regard to the Lenders collectively, the aggregate amount of outstanding Committed Loans plus the aggregate amount of Competitive Loans shall not exceed FOUR HUNDRED MILLION DOLLARS ($400,000,000) (as such aggregate maximum amount may be reduced from time to time, the "Revolving Committed Amount"). Committed Loans may consist of Base Rate Loans or Eurodollar Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

                (b)  Committed Loan Borrowings.

                        (i) Notice of Borrowing. The Borrower shall request a Committed Loan borrowing by written notice (or telephone notice promptly confirmed in writing) to the Administrative Agent not later than 11:00 A.M. (Atlanta, Georgia time) on the Business Day of the requested borrowing in the case of Base Rate Loans and on the third Business Day prior to the date of the requested borrowing in the case of Eurodollar Loans. Each such request for borrowing shall be irrevocable and shall specify (A) that a Committed Loan is requested, (B) the date of the requested borrowing (which shall be a Business Day), (C) the aggregate principal amount to be borrowed, and (D) whether the borrowing shall be comprised of Base Rate Loans, Eurodollar Loans or a combination thereof, and if Eurodollar Loans are requested, the Interest Period(s) therefor. A form of Notice of Borrowing (a "Notice of Borrowing") is attached as Schedule 2.1(b)(i). If the Borrower shall fail to specify in any such Notice of Borrowing (I) an applicable Interest Period in the case of a Eurodollar Loan, then such notice shall be deemed to be a request for an Interest Period of one month, or (II) the type of Committed Loan requested, then such notice shall be deemed to be a request for a Base Rate Loan hereunder. The Administrative Agent shall give notice to each Lender promptly upon receipt of each Notice of Borrowing, the contents thereof and each such Lender's share thereof.

                        (ii) Minimum Amounts. Each Committed Loan borrowing shall be in a minimum aggregate amount of $2,000,000 (or the remaining amount of the Commitment if less), in the case of Base Rate Loans, and $5,000,000, in the case of Eurodollar
<PAGE 62>
                Loans, and in each case integral multiples of $1,000,000 in excess thereof.

                        (iii) Advances. Each Lender will make its Commitment Percentage of each Committed Loan borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in Schedule 2.1(a), or at such other office as the Administrative Agent may designate in writing, by 2:00 P.M. (Atlanta, Georgia time) on the date specified in the applicable Notice of Borrowing in Dollars and in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by the Administrative Agent by crediting the account of the Borrower on the books of such office with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent.

                (c) Repayment. The principal amount of all Committed Loans shall be due and payable in full on the Termination Date.

                (d) Interest. Subject to the provisions of Section 3.1, Committed Loans shall bear interest at a per annum rate equal to:

                        (i) Base Rate Loans. During such periods as Committed Loans shall be comprised of Base Rate Loans, the sum of the Base Rate plus the Applicable Percentage;

                        (ii) Eurodollar Loans. During such periods as Committed Loans shall be comprised of Eurodollar Loans, the sum of the Adjusted Eurodollar Rate plus the Applicable Percentage.

        Interest on Committed Loans shall be payable in arrears on each Interest Payment Date.

                (e) Committed Notes. The Committed Loans made by each Lender shall be evidenced by a duly executed promissory note of the Borrower to each Lender in substantially the form of Schedule 2.1(e).

        2.2  Competitive Loan Subfacility.

                (a) Competitive Loans. During the Commitment Period, subject to the terms and conditions hereof, from such time as the Company shall have attained, and for so long as the Company shall maintain

                        (A) Pricing Level I or II status, where the Company
                does not have a senior unsecured (non-credit enhanced) long term debt rating from both S&P and Moody's, or

                        (B) Pricing Level I, II, III or IV status, where the
                Company has a senior unsecured (non-credit enhanced) long term debt rating from both S&P and Moody's,

        the Borrower may from time to time request and each Lender may, in its sole discretion, agree to make, Competitive Loans to the Borrower; provided, however, (i) the aggregate amount of Competitive Loans shall not at any time exceed the lesser of FOUR HUNDRED MILLION DOLLARS ($400,000,000) or the Revolving Committed Amount (the "Competitive Loan Maximum Amount"), and (ii) the sum of the aggregate amount of Committed Loans plus the aggregate amount of Competitive Loans shall not at any time exceed the aggregate Revolving Committed Amount. Each Competitive Loan shall be not less than $10,000,000 in the aggregate and integral multiples of $1,000,000 in excess thereof.
<PAGE 63>
                (b) Competitive Bid Requests. The Borrower may solicit Competitive Bids by delivery of a Competitive Bid Request substantially in the form of Schedule 2.2(b)-1 to the Administrative Agent by 11:00 A.M. (Atlanta, Georgia time) on a Business Day not less than one (1) nor more than four (4) Business Days prior to the date of a requested Competitive Loan borrowing.
        A Competitive Bid Request shall specify (i) the date of the requested Competitive Loan borrowing (which shall be a Business
        Day), (ii) the amount of the requested Competitive Loan borrowing and (iii) the applicable Interest Periods requested and shall be accompanied by payment of the Competitive Bid Request Fee, if any. The Administrative Agent shall promptly notify the Lenders of its receipt of a Competitive Bid Request and the contents thereof and invite the Lenders to submit Competitive Bids in response thereto. A form of such notice is provided in Schedule 2.2(b)-2. No more than one Competitive Bid Request shall be submitted at any one time and Competitive Bid Requests may be made no more frequently than once every five (5) Business Days.

                (c) Competitive Bid Procedure. Each Lender may, in its sole discretion, make one or more Competitive Bids to the Borrower in response to a Competitive Bid Request. Each Competitive Bid must be received by the Administrative Agent not later than 10:00 A.M. (Atlanta, Georgia time) on the Business Day next succeeding the date of receipt by such Lender of a related Competitive Bid
        Request; provided, however, in the event the Administrative Agent
        (or an Affiliate of the Administrative Agent), in its capacity as a Lender, should elect to submit a Competitive Bid in response to a related Competitive Bid Request, it shall submit such Competitive
        Bid directly to the Borrower by 9:45 A.M. (Atlanta, Georgia time) on the date such Competitive Bid is due. A Lender may offer to make all or part of the requested Competitive Loan borrowing and may submit multiple Competitive Bids in response to a Competitive
        Bid Request. The Competitive Bid shall specify (i) the particular Competitive Bid Request as to which the Competitive Bid is submitted, (ii) the minimum (which shall be not less than $1,000,000 and integral multiples of $500,000 in excess thereof) and maximum principal amounts of the requested Competitive Loan or Loans which the Lender is willing to make, and (iii) the applicable interest rate or rates and Interest Period or Periods therefor. A form of such Competitive Bid is provided in Schedule 2.2(c). A Competitive Bid submitted by a Lender in accordance with the provisions hereof shall be irrevocable. The Administrative Agent shall promptly notify the Borrower of all Competitive Bids made and the terms thereof. The Administrative Agent shall send a copy of each of the Competitive Bids to the Borrower for its records as soon as practicable.

                (d) Acceptance of Competitive Bids. The Borrower may, in its sole and absolute discretion, subject only to the provisions of this subsection (d), accept or refuse any Competitive Bid offered to it. To accept a Competitive Bid, the Borrower shall give written notification (or telephone notice promptly confirmed in writing) substantially in the form of Schedule 2.2(e) of its acceptance of any or all such Competitive Bids to the Administrative Agent by 11:00 A.M. (Atlanta, Georgia time) on the date on which notice of election to make a Competitive Bid is required to be given by the Lenders pursuant to the terms of subsection (c) above; provided, however, (i) the failure by the Borrower to give timely notice of its acceptance of a Competitive Bid shall be deemed to be a refusal thereof, (ii) the Borrower may accept Competitive Bids only in ascending order of rates, (iii) the aggregate amount of Competitive Bids accepted by the Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (iv) the Borrower may accept a portion of a Competitive Bid in the event, and to the extent, acceptance of the entire
<PAGE 64>
        amount thereof would cause the Borrower to exceed the principal amount specified in the Competitive Bid Request, subject however to the minimum amounts provided herein (and provided that where two or more such Lenders may submit such a Competitive Bid at the same such Competitive Bid Rate, then pro rata between or among such Lenders) and (v) no bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $1,000,000 and integral multiples of $500,000 in excess thereof, except that where a portion of a Competitive Bid is accepted in accordance with the provisions of subsection (iv) hereof, then in a minimum principal amount of $100,000 and integral multiples thereof (but not in any event less than the minimum amount specified in the Competitive Bid), and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid Rate pursuant to subsection (iv) hereof, the amounts shall be rounded to integral multiples of $100,000 in a manner which shall be in the discretion of the Borrower. A notice of acceptance of a Competitive Bid given by the Borrower in accordance with the provisions hereof shall be irrevocable. The Administrative Agent shall, not later than 12:00 Noon (Atlanta, Georgia time) on the date on which notice of the election to make a Competitive Bid is required to be given, notify the Administrative Agent and each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive Bid Rate), and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its bid has been accepted.

                (e) Funding of Competitive Loans. Each Lender which is to make a Competitive Loan shall make its Competitive Loan borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in
        Schedule 2.1(a), or at such other office as the Administrative Agent may designate in writing, by 1:30 P.M. (Atlanta, Georgia time) on the date specified in the Competitive Bid Request in Dollars and in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by crediting the account of the Borrower on the books of such office with the aggregate of the amount made available to the Administrative Agent by the Competitive Lenders and in like funds as received by the Administrative Agent.

                (f) Maturity of Competitive Loans. Each Competitive Loan shall mature and be due and payable in full on the last day of the Interest Period applicable thereto. Unless the Borrower shall give notice to the Administrative Agent otherwise, the Borrower shall be deemed to have requested a Base Rate Loan borrowing in the amount of the maturing Competitive Loan, the proceeds of which will be used to repay such Competitive Loan.

                (g) Interest on Competitive Loans. Subject to the provisions of Section 3.1, Competitive Loans shall bear interest in each case at the Competitive Bid Rate applicable thereto. Interest on Competitive Loans shall be payable in arrears on each Interest Payment Date.

                (h) Competitive Loan Notes. The Competitive Loans shall be evidenced by a duly executed promissory note of the Borrower to each Lender in an original principal amount equal to the Competitive Loan Maximum Amount and substantially in the form of
        Schedule 2.2(h).

        2.3 Maximum Number of Fixed Rate Loans. Notwithstanding anything to the contrary contained herein, the number of Eurodollar Loans and the number of Competitive Loans outstanding at any time shall not exceed an aggregate amount of ten (10).
<PAGE 65>

SECTION 3

OTHER PROVISION RELATING TO CREDIT FACILITIES

        3.1 Default Rate. Upon the occurrence, and during the continuance, of an Event of Default, the principal of and, to the extent permitted by law, interest on the Loans and any other amounts owing hereunder or under the other Credit Documents shall bear interest, payable on demand, at a per annum rate 2% greater than the rate which would otherwise be applicable (or if no rate is applicable, whether in respect of interest, fees or other amounts, then 2% greater than the Base
Rate).

        3.2 Extension and Conversion. The Borrower shall have the option, on any Business Day, to extend existing Loans into a subsequent permissible Interest Period or to convert Loans into Loans of another type; provided, however, that (i) except as provided in Section 3.7, Eurodollar Loans may be converted into Base Rate Loans only on the last day of the Interest Period applicable thereto, (ii) Eurodollar Loans may be extended, and Base Rate Loans may be converted into Eurodollar Loans, only if no Default or Event of Default is in existence on the date of extension or conversion, (iii) Loans extended as, or converted into, Eurodollar Loans shall be subject to the terms of the definition of "Interest Period" set forth in Section 1.1 and shall be in such minimum amounts as provided in Section 2.1(b)(ii), (iv) no more than 10 separate Eurodollar Loans shall be outstanding hereunder at any time and (v) any request for extension or conversion of a Eurodollar Loan which shall fail to specify an Interest Period shall be deemed to be a request for an Interest Period of one month. Each such extension or conversion shall be effected by the Borrower by giving a Notice of Extension/Conversion (or telephone notice promptly confirmed in writing) to the Administrative
Agent prior to 11:00 A.M. (Atlanta, Georgia time) on the Business Day of, in the case of the conversion of a Eurodollar Loan into a Base Rate Loan and on the third Business Day prior to, in the case of the extension of a Eurodollar Loan as, or conversion of a Base Rate Loan into, a Eurodollar Loan, the date of the proposed extension or conversion, specifying the date of the proposed extension or conversion, the Loans to be so extended or converted, the types of Loans into which such Loans are to be converted and, if appropriate, the applicable Interest Periods with respect thereto. Each request for extension or conversion shall constitute a representation and warranty by the Borrower of the matters specified in Subsections (a), (b) and (c) of Section 5.2. In the event the Borrower fails to request extension or conversion of any Eurodollar Loan in accordance with this Section, or any such conversion or extension is not permitted or required by this Section, then such Loans shall be automatically converted into Base Rate Loans at the end of their Interest Period. The Administrative Agent shall give each Lender notice as promptly as practicable of any such proposed extension or conversion affecting any Loan.

        3.3  Reductions In Commitments and Prepayments.

                (a) Voluntary Reduction of Commitments. The Borrower may from time to time permanently reduce the Committed Amount in whole or in part (in each such case in a minimum aggregate amount of $10,000,000 and integral multiples of $1,000,000 in excess thereof) upon three (3) Business Days' prior written notice to the Administrative Agent.

                (b) Voluntary Prepayments. The Borrower shall have the right to prepay Committed Loans in whole or in part from time to time without premium or penalty; provided, however, that (i) Competitive Loans and Committed Loans which are Eurodollar Loans may only be prepaid on three Business Days' prior written notice to the Agent and any prepayment of such Competitive Loans or Committed Loans which are Eurodollar Loans will be subject to Section 3.10; and (ii) each such partial prepayment of Committed Loans shall be
<PAGE 66>
        in the minimum principal amount of $2,000,000, in the case of Committed Loans which are Base Rate Loans and $5,000,000, in the case of Committed Loans which are Eurodollar Loans and $10,000,000, in the case of Competitive Loans, and in each case integral multiples of $1,000,000 in excess thereof.

                (c) Mandatory Prepayments. If at any time (i) the sum of the aggregate amount of outstanding Committed Loans plus the aggregate amount of Competitive Loans shall exceed the aggregate Revolving Committed Amount; or (ii) the aggregate amount of Competitive Loans shall exceed the Competitive Loan Maximum Amount, the Borrower shall immediately make payment on the Loans in an amount sufficient to eliminate such excess. In the case of a mandatory prepayment required on account of subsection (ii), the amount required to be prepaid hereunder shall serve to temporarily reduce the Revolving Committed Amount (for purposes of borrowing availability hereunder, but not for purposes of computation of fees) by the amount of the payment required until such time as the situation described in subsection (ii) shall no longer exist. Payments required to be made hereunder shall be applied to Committed Loans or Competitive Loans, as appropriate, and with respect to the types of Loans, first to Base Rate Loans and then to Eurodollar Loans in direct order of their Interest Period maturities.

                (d) Notice. The Borrower will provide notice to the Administrative Agent of any prepayment by 11:00 A.M. (Atlanta, Georgia time) on the day prior to the date of prepayment. Amounts paid on the Loans under subsection (b) and (c)(i) hereof may be reborrowed in accordance with the provisions hereof.

        3.4     Fees.

                (a) Facility Fee. In consideration of the Commitments by the Lenders hereunder, the Borrower agrees to pay to the Administrative Agent for the ratable benefit of the Lenders a facility fee (the "Facility Fee") equal to the Applicable Percentage per annum on the aggregate Committed Amount in effect from time to time for the applicable period. The Facility Fee shall accrue from the date hereof and shall be payable quarterly in arrears on the 15th day following the end of each calendar quarter.

                (b) Administrative Fees. The Borrower agrees to pay to the Administrative Agent, for its own account, the administrative and other fees referenced in the Administrative Agent's Fee Letter.

        3.5 Capital Adequacy. (a) If the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, in each case made subsequent to the Closing Date has or will have the effect of reducing the rate of return on any Lender's or its parent company's capital by an amount such Lender deems to be material, as a consequence of its commitments or obligations hereunder to a level below that which such Lender or its parent company could have achieved but for such adoption, effectiveness, change or compliance
(taking into consideration such Lender's or its parent company's policies with respect to capital adequacy), then, upon notice from such Lender, the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender and its parent company for such reduction
(it being understood that such parent company shall not be reimbursed to the extent its subsidiary Lender is reimbursed by the Borrower in connection with the same or a similar law, rule, regulation, change,
<PAGE 67>
request or directive applicable to such Lender). All payments required by this Section 3.5 shall be made by the Borrower within 10 Business Days after demand by the affected Lender. The Borrower shall not be obligated to reimburse any Lender for any reduced return incurred more than 90 days after the date that such Lender receives actual notice of such reduced return unless such Lender gives notice thereof to the Borrower in accordance with this Section 3.5 during such 90 day period. If any Lender becomes entitled to claim any additional amounts pursuant to this subsection, it shall provide prompt notice thereof to the Borrower, through the Administrative Agent, certifying (x) that one of the events described in this paragraph (a) has occurred and describing in reasonable detail the nature of such event, (y) as to the increased cost or reduced amount resulting from such event and (z) as to the additional amount demanded by such Lender and a reasonably detailed explanation of the calculation thereof (including the method by which such Lender allocated such amounts to the Borrower). Such a certificate as to any additional amounts payable pursuant to this subsection submitted by such Lender, through the Administrative Agent, to the Borrower shall be conclusive in the absence of manifest error; provided, however, that the method by which such Lender allocated such amount to the Borrower must have been applied in good faith and must have been a method generally used by such Lender for such purpose. This covenant shall survive the termination of this Credit Agreement and the payment of the Loans and all other amounts payable hereunder.

                (b) Each Lender shall use its reasonable efforts to reduce or eliminate any claim for compensation pursuant to this Section
        3.5, including, without limitation, a change in the office of such Lender at which its obligations related to this Credit Agreement are maintained if such change will avoid the need for, or reduce the amount of, such compensation and will not, in the reasonable judgment of such Lender, be otherwise disadvantageous to it. If any such claim for compensation shall not be eliminated or waived, the Borrower shall have the right to replace the affected Lender with a new financial institution that shall succeed to the rights of such Lender under this Credit Agreement; provided, however, that such Lender shall not be replaced hereunder until it has been paid in full such claim and all other amounts owed to it hereunder.

        3.6 Inability To Determine Interest Rate. If prior to the first day of any Interest Period, the Administrative Agent shall have determined (which determination shall be conclusive and binding upon the Borrower in the absence of manifest error) that, by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period, the Administrative Agent shall give telecopy or telephonic notice thereof to the Borrower and the Lenders as soon as practicable thereafter. If such notice is given (i) any Eurodollar Loans requested to be made on the first day of such Interest Period shall be made as Base Rate Loans and (ii) any Loans that were to have been converted on the first day of such Interest Period to or continued as Eurodollar Loans shall be converted to or continued as Base Rate Loans. Until such notice has been withdrawn by the Administrative Agent, no further Eurodollar Loans shall be made or continued as such, nor shall the Borrower have the right to convert Base Rate Loans to Eurodollar Loans.

        3.7 Illegality. Notwithstanding any other provision herein, if the adoption of or any change in any Requirement of Law or in the interpretation or application thereof occurring after the Closing Date shall make it unlawful for any Lender to make or maintain Eurodollar Loans as contemplated by this Credit Agreement, (i) such Lender shall promptly give written notice of such circumstances to the Borrower and the Administrative Agent (which notice shall be withdrawn whenever such circumstances no longer exist), (ii) the commitment of such Lender hereunder to make Eurodollar Loans, continue Eurodollar Loans as such and convert a Base Rate Loan to Eurodollar Loans shall forthwith be canceled
<PAGE 68>
and, until such time as it shall no longer be unlawful for such Lender to make or maintain Eurodollar Loans, such Lender shall then have a commitment only to make a Base Rate Loan when a Eurodollar Loan is requested and (c) such Lender's Loans then outstanding as Eurodollar Loans, if any, shall be converted automatically to Base Rate Loans on the respective last days of the then current Interest Periods with respect to such Loans or within such earlier period as required by law. If any such conversion of a Eurodollar Loan occurs on a day which is not the last day of the then current Interest Period with respect thereto, the Borrower shall pay to such Lender such amounts, if any, as may be required pursuant to subsection 3.10. In any such case, interest and principal (if any) shall be payable contemporaneously with the related Eurodollar Loans of the other Banks.

        3.8 Requirements of Law. (a) If the adoption of or any change in any Requirement of Law or in the interpretation or application thereof applicable to any Lender, or compliance by any Lender with any request or directive (whether or not having the force of law) from any central bank or other Governmental Authority, in each case made subsequent to the Closing Date (or, if later, the date on which such Lender becomes a Lender):

                (i) shall subject such Lender to any tax of any kind whatsoever with respect to any Eurodollar Loans made by it or its obligation to make Eurodollar Loans, or change the basis of taxation of payments to such Lender in respect thereof (except for Excluded Taxes and Non-Excluded Taxes covered by subsection 3.9 (including Non-Excluded Taxes imposed solely by reason of any failure of such Lender to comply with its obligations under subsection 3.9(b)) and changes in taxes measured by or imposed upon the overall gross or net income, franchise or other taxes (imposed in lieu of such net income tax), of such Lender or its applicable lending office, branch, or any affiliate thereof); or

                (ii) shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of such Lender which is not otherwise included in the determination of the Adjusted Eurodollar Rate hereunder; or

                (iii) shall impose on such Lender any other condition (excluding any tax of any kind) whatsoever in connection with this Credit Agreement;

        and the result of any of the foregoing is to increase the cost to such Lender, by an amount which such Lender deems to be material, of making, converting into, continuing or maintaining Eurodollar Loans or to reduce any amount receivable hereunder in respect thereof, then, in any such case, upon notice to the Borrower from such Lender, through the Administrative Agent, in accordance herewith, the Borrower shall pay such Lender, any additional amounts necessary to compensate such Lender for such increased cost or reduced amount receivable, provided that, in any such case, the Borrower may elect to convert the Eurodollar Loans made by such Lender hereunder to Base Rate Loans by giving the Administrative Agent at least one Business Day's notice of such election, in which case the Borrower shall promptly pay to such Lender, upon demand, without duplication, such amounts, if any, as may be required pursuant to subsection 3.10. All payments required by this Section
<PAGE 69>
        3.8 shall be made by the Borrower within 10 Business Days after demand by the affected Lender. The Borrower shall not be obligated to reimburse any Lender for any increased cost or reduced return incurred more than 120 days after the date that such Lender receives actual notice of such increased cost or reduced return unless such Lender gives notice thereof to the Borrower in accordance with this Section 3.8 during such 120 day period. If any Lender becomes entitled to claim any additional amounts pursuant to this subsection, it shall provide prompt notice thereof to the Borrower, through the Administrative Agent, certifying (x) that one of the events described in this paragraph (a) has occurred and describing in reasonable detail the nature of such event, (y) as to the increased cost or reduced amount resulting from such event and (z) as to the additional amount demanded by such Lender and a reasonably detailed explanation of the calculation thereof (including the method by which such Lender allocated such amounts to the Borrower). Such a certificate as to any additional amounts payable pursuant to this subsection submitted by such Lender, through the Administrative Agent, to the Borrower shall be conclusive in the absence of manifest error; provided, however, that the method by which such Lender allocated such amount to the Borrower must have been applied in good faith and must have been a method generally used by such Lender for such purpose. This covenant shall survive the termination of this Credit Agreement and the payment of the Loans and all other amounts payable hereunder.

                (b) Each Lender shall use its reasonable efforts to reduce or eliminate any claim for compensation pursuant to this Section
        3.8, including, without limitation, a change in the office of such Lender at which its obligations related to this Credit Agreement are maintained if such change will avoid the need for, or reduce the amount of, such compensation and will not, in the reasonable judgment of such Lender, be otherwise disadvantageous to it. If any such claim for compensation shall not be eliminated or waived, the Borrower shall have the right to replace the affected Lender with a new financial institution that shall succeed to the rights of such Lender under this Credit Agreement; provided, however, that such Lender shall not be replaced hereunder until it has been paid in full such claim and all other amounts owed to it hereunder.

        3.9 Taxes. (a) Except as provided below in this subsection all payments made by the Borrower under this Credit Agreement and any Notes shall be made free and clear of, and without deduction or withholding for or on account of, any present or future stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding taxes measured by or imposed upon the overall gross or net income of any Lender (or any transferee or assignee thereof, including a Participant (any such Person, a "Transferee")) or its applicable lending office, or any branch or affiliate thereof, and all franchise taxes, branch taxes, taxes on doing business or taxes on the overall capital or net worth of any Lender (or Transferee) or its applicable lending office, or any branch or affiliate thereof, in each case imposed in lieu of net income taxes, imposed: (i) by the jurisdiction under the laws of which such Lender (or Transferee), applicable lending office, branch or affiliate is organized or is located, or in which its principal executive office is located, or any nation within which such jurisdiction is located or any political subdivision thereof; or (ii) by reason of any connection between the jurisdiction imposing such tax and such Lender (or Transferee), applicable lending office, branch or affiliate other than a connection arising solely from such Lender (or Transferee) having executed, delivered or performed its obligations, or received payment under or enforced, this Credit Agreement or any Notes (such excluded taxes being referred to herein as "Excluded Taxes"). If any such non-excluded taxes, levies, imposts, duties, charges, fees, deductions or withholdings ("Non-Excluded Taxes") are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder or under any Notes, the amounts so payable to the Administrative Agent or such Lender (or Transferee) shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (or Transferee) (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder
<PAGE 70>
at the rates or in the amounts specified in this Credit Agreement and any Notes, provided, however, that the Borrower shall be entitled to deduct and withhold any Non-Excluded Taxes and shall not be required to increase any such amounts payable to any Lender (or Transferee) that is not organized under the laws of the United States of America or a state thereof if such Lender (or Transferee) fails to comply with the requirements of subsection (b) below. Whenever any Non-Excluded Taxes are payable by the Borrower, as promptly as possible thereafter the Borrower shall send to the Administrative Agent for its own account or for the account of such Lender (or Transferee), as the case may be, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Non-Excluded Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders (or Transferees) for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender (or Transferee) as a result of any such failure. Each Lender (or Transferee) shall make written demand for indemnification no later than 120 days after the earlier of (i) the date on which such Lender (or Transferee) makes such payment of Non-Excluded Taxes and (ii) the date on which such Governmental Authority makes written demand upon such Lender (or Transferee) for payment of such Non-Excluded Taxes. The agreements in this subsection (a) shall survive the termination of this Credit Agreement and the payment of the Loans and all other amounts payable hereunder.

                (b) Each Lender (or Transferee) that is not organized under the laws of the United States of America or a state thereof
        (including the District of Columbia) shall:

                        (X)(i) on or before the date of any payment by the Borrower under this Credit Agreement or Notes to such Lender, deliver to the Borrower and the Administrative Agent (A) two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, or successor applicable form, as the case may be, certifying that it is entitled to receive payments under this Credit Agreement and its Notes without deduction or withholding of any United States federal income taxes and (B) an Internal Revenue Service Form W-8 or W-9, or successor applicable form, as the case may be, certifying that it is entitled to an exemption from United States backup withholding tax;

                        (ii) deliver to the Borrower and the Administrative Agent two further copies of any such form or certification on or before the date that such Lender (or Transferee) changes its applicable lending office by designating a different lending office (a "New Lending Office") and on or before the date that any such form or certification expires or becomes obsolete and after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower; and

                        (iii) obtain such extensions of time for filing and complete such forms or certifications as may reasonably be requested by the Borrower or the Administrative Agent; or

                        (Y) in the case of any such Lender (or Transferee) that is not a "bank" within the meaning of Section 881(c)(3)(A) of the Code, (i) represent to the Borrower (for the benefit of the Borrower and the Administrative Agent) that it is not a bank within the meaning of Section 881(c)(3)(A) of the Code, (ii) agree to furnish to the Borrower on or before the date of any payment by the Borrower, with a copy to the Administrative Agent (A) a
<PAGE 71>
                certificate substantially in the form of Schedule 3.9 hereto (any such certificate a "U.S. Tax Compliance Certificate") and (B) two accurate and complete original signed copies of Internal Revenue Service Form W-8, or successor applicable form certifying to such Lender's legal entitlement at the date of such certificate to an exemption from U.S. withholding tax under the provisions of Section 881(c) of the Code with respect to payments to be made under this Credit Agreement and its Notes (and to deliver to the Borrower and the Administrative Agent two further copies of such form on or before the date it expires or becomes obsolete and after the occurrence of any event requiring a change in the most recently provided form and, if necessary, obtain any extensions of time reasonably requested by the Borrower or the Administrative Agent for filing and completing such forms), and (iii) agree, to the extent legally entitled to do so, upon reasonable request by the Borrower, to provide to the Borrower (for the benefit of the Borrower and the Administrative Agent) such other forms as may be reasonably required in order to establish the legal entitlement of such Lender (or Transferee) to an exemption from withholding with respect to payments under this Credit Agreement and its Notes;

        unless in any such case any change in treaty, law or regulation has occurred after the date such Person becomes a Lender (or Transferee) hereunder which renders all such forms inapplicable or which would prevent such Lender (or Transferee) from duly completing and delivering any such form with respect to it and such Lender (or Transferee) so advises the Borrower and the Administrative Agent. Each Person that shall become a Lender (or Transferee) or a participant pursuant to subsection 11.3 or otherwise becomes a Transferee shall, upon the effectiveness of the related transfer, be required to provide all of the forms, certifications and statements required pursuant to this subsection, provided that in the case of a Participant the obligations of such Participant pursuant to this subsection (b) shall be determined as if the Participant were a Lender except that such Participant shall furnish all such required forms, certifications and statements to the Lender from which the related participation shall have been purchased.

                (c) If a Lender (or Transferee) shall become aware that it is entitled to claim a refund, credit or reduction in tax from a Governmental Authority in respect of Non-Excluded Taxes as to which it has been indemnified by the Borrower, or with respect to which the Borrower has paid additional amounts, pursuant to this Section 3.9, it shall promptly notify the Borrower of the availability of such refund claim, credit or reduction in tax and shall, within 30 days after receipt of a request by the Borrower, make a claim to such Governmental Authority for such refund, credit or reduction in tax at the Borrower's expense. If a Lender (or Transferee) receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) or realizes a credit or reduction in tax in respect of any Non-Excluded Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 3.9, it shall within 30 days from the date of such receipt pay over the amount of such refund or benefit of such credit or reduction in tax to the Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this
        Section 3.9 with respect to the Non-Excluded Taxes giving rise to such refund, credit or reduction in tax), net of all reasonable out-of-pocket expenses of the Lender (or Transferee) and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund, credit or reduction in tax); provided, however, that the Borrower, upon request of such Lender (or Transferee) agrees to repay the amount paid over to the
<PAGE 72>
        Borrower (plus penalties, interest or other charges) to such Lender (or Transferee) in the event such Lender (or Transferee) is required to repay such refund, credit or reduction in tax to such Governmental Authority.

                (d) The Borrower shall not be required to indemnify any Lender (or Transferee), or pay any additional amounts to any Lender (or Transferee), in respect of United States Federal withholding tax (or any withholding tax imposed by a State that applies only when such United States Federal withholding tax is imposed) pursuant to paragraph (a) above to the extent that: (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Lender (or Transferee) became a party to this Credit Agreement (or in the case of a Transferee that is a Participant, on the date such Participant became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Lender (or Transferee) designated such New Lending Office with respect to this Credit Agreement and any Notes; provided, however, that this clause (i) shall not apply to any Transferee or New Lending Office that becomes a Transferee or New Lending Office as a result of an assignment, participation, transfer or designation made at the request of the Borrower; and provided further, however, that this clause (i) shall not apply to the extent that the indemnity payment or additional amounts any Transferee, or Lender (or Transferee) through a New Lending Office, would be entitled to receive (without regard to this clause (i)) do not exceed the indemnity payment or additional amounts that the person making the assignment, participation or transfer to such Transferee, or Lender (or Transferee) making the designation of a New Lending Office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation.

                (e) Any Lender (or Transferee) claiming any indemnity payment or additional amounts payable pursuant to this Section 3.9 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document reasonably requested in writing by the Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such indemnity payment or additional amounts that may thereafter accrue and would not, in the good faith determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

        3.10 Indemnity. The Borrower agrees to indemnify each Lender and to hold each Lender harmless from any loss or expense which such Lender may sustain or incur (other than through such Lender's gross negligence or willful misconduct) as a consequence of (a) default by the Borrower in making a borrowing of, conversion into or continuation of Competitive
Loans or Committed Loans which are Eurodollar Loans after the Borrower has given a notice requesting the same in accordance with the provisions of this Credit Agreement, (b) default by the Borrower in making any prepayment of a Competitive Loan or a Committed Loan which is a Eurodollar Loan after the Borrower has given a notice thereof in accordance with the provisions of this Credit Agreement or (c) the making of a prepayment of Competitive Loans or Committed Loans which are Eurodollar Loans on a day which is not the last day of an Interest Period with respect thereto. Such indemnification may include an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, converted or continued, for the period from the date of such prepayment or of such failure to borrow, convert or continue to the last day of the applicable Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Competitive Loan or a Committed Loan which is a Eurodollar Loan provided for herein (excluding,
<PAGE 73>
however, the Applicable Percentage included therein, if any) over (ii) the amount of interest (as reasonably determined by such Lender) which would have accrued to such Lender on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank eurodollar market. This covenant shall survive the termination of this Credit Agreement and the payment of the Loans and all other amounts payable hereunder.

        3.11 Pro Rata Treatment. Except to the extent otherwise provided herein:

                (a) Committed Loans. Each Committed Loan borrowing, each payment or prepayment of principal of any Committed Loan and each payment of interest on the Committed Loans, each payment of the Facility Fee, each reduction of the Revolving Committed Amount, and each conversion or continuation of any Committed Loan, shall be allocated pro rata among the relevant Lenders in accordance with the respective applicable Revolving Committed Amounts (or, if the Commitments of such Lenders have expired or been terminated, in accordance with the respective principal amounts of their outstanding Committed Loans and Participation Interests of such Lenders); and

                (b) Advances. Unless the Administrative Agent shall have been notified in writing by any Lender prior to a Committed Loan borrowing that such Lender will not make the amount that would constitute its Commitment Percentage of such borrowing available to the Administrative Agent, the Administrative Agent may assume that such Lender is making such amount available to the Administrative Agent, and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is not made available to the Administrative Agent by the required time on the borrowing date therefor, such Lender shall pay to the Administrative Agent, on demand, such amount with interest thereon at a rate equal to the Federal Funds Rate for the period until such Lender makes such amount immediately available to the Administrative Agent. A certificate of the Administrative Agent submitted to any Lender with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error. If such Lender's Commitment Percentage of such borrowing is not made available to the Administrative Agent by such Lender within two Business Days of such borrowing date, the Administrative Agent shall notify the Borrower of the failure of such Lender to make such amount available to the Administrative Agent and the Administrative Agent shall also be entitled to recover such amount with interest thereon at the rate per annum applicable to Base Rate Loans hereunder, on demand, from the Borrower.

        3.12 Sharing of Payments. The Lenders agree among themselves that, in the event that any Lender shall obtain payment in respect of any Loan or any other obligation owing to such Lender under this Credit Agreement through the exercise of a right of setoff, banker's lien or counterclaim, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, in excess of its pro rata share of such payment as provided for in this Credit Agreement, such Lender shall promptly purchase from the other Lenders a participation in such Loans and other obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all Lenders share such payment in accordance with their respective ratable shares as provided for in this Credit Agreement. The Lenders further agree among themselves that if payment to a Lender obtained by such Lender through the exercise of a right of setoff, banker's lien, counterclaim or other event as aforesaid shall be rescinded or must otherwise be restored, each Lender which shall have shared the benefit of
<PAGE 74>
such payment shall, by repurchase of a participation theretofore sold, return its share of that benefit (together with its share of any accrued interest payable with respect thereto) to each Lender whose payment shall have been rescinded or otherwise restored. The Borrower agrees that any Lender so purchasing such a participation may, to the fullest extent permitted by law, exercise all rights of payment, including setoff, banker's lien or counterclaim, with respect to such participation as fully as if such Lender were a holder of such Loan or other obligation in the amount of such participation. Except as otherwise expressly provided in this Credit Agreement, if any Lender or the Administrative Agent shall fail to remit to the Administrative Agent or any other Lender an amount payable by such Lender or the Administrative Agent to the Administrative Agent or such other Lender pursuant to this Credit Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Administrative Agent or such other Lender at a rate per annum equal to the Federal Funds Rate. If under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a setoff to which this Section 3.12 applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders under this Section 3.12 to share in the benefits of any recovery on such secured claim.

        3.13 Place and Manner of Payments. Except as otherwise specifically provided herein, all payments hereunder shall be made to the Administrative Agent in Dollars in immediately available funds, without offset, deduction, counterclaim or withholding of any kind, at its offices at the Administrative Agent's office specified in Schedule 2.1(a) not later than 2:00 P.M. (Atlanta, Georgia time) on the date when due. Payments received after such time shall be deemed to have been received on the next succeeding Business Day. The Administrative Agent may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower maintained with the Administrative Agent (with notice to the Borrower). The Borrower shall, at the time it makes any payment under this Credit Agreement, specify to the Administrative Agent the Loans, fees or other amounts payable by the Borrower hereunder to which such payment is to be applied (and in the event that it fails so to specify, or if such application would be inconsistent with the terms hereof, the Administrative Agent shall distribute such payment to the Lenders in such manner as the Administrative Agent may determine to be appropriate in respect of obligations owing by the Borrower hereunder, subject to the terms of Section 3.11). The Administrative Agent will distribute such payments to such Lenders, if any such payment is received prior to 12:00 Noon (Atlanta, Georgia time) on a Business Day in like funds as received prior to the end of such Business Day and otherwise the Administrative Agent will distribute such payment to such Lenders on the next succeeding Business Day. Whenever any payment hereunder shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day (subject to accrual of interest and fees for the period of such extension), except that in the case of Eurodollar Loans, if the extension would cause the payment to be made in the next following calendar month, then such payment shall instead be made on the next preceding Business Day. Except as expressly provided otherwise herein, all computations of interest and fees shall be made on the basis of actual number of days elapsed over a year of 360 days, except with respect to computation of interest on Base Rate Loans which shall be calculated based on a year of 365 or 366 days, as appropriate. Interest shall accrue from and include the date of borrowing, but exclude the date of payment.
<PAGE 75>
                                                SECTION 4

                                                GUARANTY

        4.1 The Guaranty. The Company guarantees to each Lender and the Administrative Agent as hereinafter provided the prompt payment of the Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration or otherwise) strictly in accordance with the terms thereof. The Company hereby further agrees that if any of the Obligations are not paid in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration or otherwise), the Company will promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Obligations, the same will be promptly paid in full when due (whether at extended maturity, as a mandatory prepayment, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

        4.2  Obligations Unconditional.  The obligations of the Company under
Section 4.1 hereof are absolute and unconditional, irrespective of the value, genuineness, validity, regularity or enforceability of any of the Credit Documents, or any other agreement or instrument referred to therein, or any substitution, release or exchange of any other guarantee of or security for any of the Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 4.2 that the obligations of the Company hereunder shall be absolute and unconditional under any and all circumstances. Without limiting the generality of the foregoing, it is agreed that, to the fullest extent permitted by law, the occurrence of any one or more of the following shall not alter or impair the liability of the Company hereunder which shall remain absolute and unconditional as described above:

             (i) at any time or from time to time, without notice to the Company, the time for any performance of or compliance with any of the Obligations shall be extended, or such performance or compliance shall be waived;

             (ii) any of the acts mentioned in any of the provisions of any of the Credit Documents or any other agreement or instrument referred to therein shall be done or omitted;

             (iii) the maturity of any of the Obligations shall be accelerated, or any of the Obligations shall be modified, supplemented or amended in any respect, or any right under any of the Credit Documents or any other agreement or instrument referred to therein shall be waived or any other guarantee of any of the Obligations or any security therefor shall be released or exchanged in whole or in part or otherwise dealt with;

             (iv) any Lien granted to, or in favor of, the Administrative Agent or any Lender or Lenders as security for any of the Obligations shall fail to attach or be perfected; or

              (v) any of the Obligations shall be determined to be void or voidable (including, without limitation, for the benefit of any creditor of the Company) or shall be subordinated to the claims of any Person (including, without limitation, any creditor of the Company).

With respect to its obligations hereunder, the Company hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Administrative Agent or any Lender exhaust any right, power or remedy or proceed against any Person under any of the Credit Documents or any other agreement or instrument referred to therein, or against
<PAGE 76>
any other Person under any other guarantee of, or security for, any of the Obligations.

        4.3 Reinstatement. The obligations of the Company under this Section 4 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Person in respect of the Obligations is rescinded or must be otherwise restored by any holder of any of the Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, and the Company agrees that it will indemnify the Administrative Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by the Administrative Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

        4.4 Certain Additional Waivers. Without limiting the generality of the provisions of this Section 4, the Company hereby specifically waives the benefits of N.C. Gen. Stat. 26-7 through 26-9, inclusive. The Company further agrees that it shall have no right of recourse to security for the Obligations. The Company further agrees that it shall have no right of subrogation, reimbursement or indemnity, nor any right of recourse to security, if any, for the Obligations so long as any amounts payable to the Administrative Agent or the Lenders in respect of the Obligations shall remain outstanding and until all of the Commitments shall have expired or been terminated.

        4.5 Remedies. The Company agrees that, to the fullest extent permitted by law, as between the Company, on the one hand, and the Administrative Agent and the Lenders, on the other hand, the Obligations may be declared to be forthwith due and payable as provided in Section 9 hereof (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9) for purposes of Section 4.1 hereof notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing such Obligations from becoming automatically due and payable) as against any other Person and that, in the event of such declaration (or such Obligations being deemed to have become automatically due and payable), such Obligations (whether or not due and payable by any other Person) shall forthwith become due and payable by the Company for purposes of said Section 4.1.

        4.6 Continuing Guarantee. The guarantee in this Section 4 is a continuing guarantee, and shall apply to all Obligations whenever arising.


                                                SECTION 5

                                          CONDITIONS PRECEDENT

        5.1 Conditions to Closing Date. This Credit Agreement shall become effective upon the satisfaction of the following conditions precedent:

                (a) Execution of Agreement. The Administrative Agent shall have received (i) one or more counterparts of this Credit Agreement, executed by a duly authorized officer of each party hereto and (ii) for the account of each Lender a Committed Note and a Competitive Note, in each case conforming to the requirements of this Credit Agreement and executed by a duly authorized officer of the Borrower.

                (b) Corporate Documents. Receipt by the Administrative Agent of the following:
<PAGE 77>
                             (i) Articles of Incorporation. Copies of the articles of incorporation or charter documents of the Company and the Borrower certified to be true and complete as of a recent date by the appropriate governmental authority of the state of its incorporation.

                            (ii) Resolutions. Copies of resolutions of the Board of Directors of the Company and the Borrower approving and adopting the Credit Documents, the transactions contemplated therein and authorizing execution and delivery thereof, certified by a secretary or assistant secretary as of the Closing Date to be true and correct and in force and effect as of such date.

                           (iii)   Bylaws.  A copy of the bylaws of the
                Company and the Borrower certified by a secretary or assistant secretary as of the Closing Date to be true and correct and in force and effect as of such date.

                            (iv) Good Standing. Copies of certificates of good standing, existence or its equivalent with respect to the Company and the Borrower certified as of a recent date by the appropriate governmental authorities of the state of incorporation and each other state in which the failure to so qualify and be in good standing would have a material adverse effect on the business, financial position or operations of the Company or the Borrower in such state.

                (c) Officer's Certificate. The Administrative Agent shall have received, with a counterpart for each Lender, a certificate of a duly authorized officer of each of the Company and the Borrower dated the Closing Date, substantially in the form of Schedule 5.1(c) with appropriate insertions and attachments.

                (d) Legal Opinion of Counsel. The Administrative Agent shall have received, with a copy for each Lender, an opinion of counsel for the Company and the Borrower, dated the Closing Date and addressed to the Administrative Agent and the Lenders, in form and substance satisfactory to the Agent and the Lenders.

                (e) Fees. The Administrative Agent shall have received all fees, if any, owing pursuant to the commitment letter and Section 3.4.

                (f) Subsection 5.2 Conditions. The conditions specified in subsections 5.2(a) and (b) shall be satisfied on the Closing Date as if Loans were to be made on such date.

                (g) Additional Matters. All other documents and legal matters in connection with the transactions contemplated by this Credit Agreement shall be reasonably satisfactory in form and substance to the Administrative Agent and its counsel.

        5.2 Conditions to All Loans. The obligation of each Lender to make any Loan hereunder (including the initial Loans to be made hereunder) is subject to the satisfaction of the following conditions precedent on the date of making such Loan:

                (a)  Representations and Warranties.    The representations and
        warranties made by the Company herein or which are contained in any certificate furnished at any time under or in connection herewith shall be true and correct in all material respects on and as of the date of such Loan as if made on and as of such date.
<PAGE 78>
                (b) No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the Loan to be made on such date unless such Default or Event of Default shall have been waived in accordance with this Credit Agreement.

                (c) Additional Conditions to Committed Loans. If such Loan is made pursuant to Section 2.1, all conditions set forth in such Section shall have been satisfied.

                (d) Additional Conditions to Competitive Loans. If such Loan is made pursuant to Section 2.2 all conditions set forth in such Section shall have been satisfied.

        Each acceptance by the Borrower of a Loan shall be deemed to constitute a representation and warranty by the Borrower as of the date of such Loan that the applicable conditions in paragraphs (a), (b), (c) and/or (d) of this subsection have been satisfied.


                                                SECTION 6

                                     REPRESENTATIONS AND WARRANTIES

        To induce the Lenders to enter into this Credit Agreement and to make the Loans herein provided for, the Company hereby represents and warrants to the Administrative Agent and to each Lender that:

        6.1 Financial Condition. The consolidated balance sheet of the Company and its consolidated Subsidiaries as at February 28, 1995 and as at May 31, 1995 and the related consolidated statements of earnings and of cash flows for the fiscal year or three month period ended on such date, reported on (only in the case of such annual statements) by Deloitte & Touche, LLP, copies of which have heretofore been furnished to each Lender, present fairly the consolidated financial condition of the Company and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the fiscal year or three month period then ended, subject in the case of the May 31, 1995 statements to normal year end adjustments. All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as disclosed therein). Neither the Company nor any of its consolidated Subsidiaries had, at the date of the balance sheets referred to above, any material Guarantee Obligation, contingent liabilities or liability for taxes, long-term lease or unusual forward or long-term commitment, including, without limitation, any material interest rate or foreign currency swap or exchange transaction, which is not reflected in the foregoing statements or in the notes thereto.

        6.2 No Change. Since February 28, 1995 there has been no development or event which has had a Material Adverse Effect.

        6.3 Corporate Existence; Compliance with Law. Each of the Company, its Subsidiaries and the Borrower (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has the corporate or partnership power and authority and the legal right to own and operate all its material property, to lease the material property it operates as lessee and to conduct the business in which it is currently engaged, (c) is duly qualified as a foreign corporation or partnership and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification except to the extent that the failure to so qualify or be in
<PAGE 79>
good standing would not, in the aggregate, have a Material Adverse Effect and
(d) is in compliance with all Requirements of Law except to the extent that the failure to comply therewith would not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

        6.4 Corporate Power; Authorization; Enforceable Obligations. Each of the Company and the Borrower has full power and authority and the legal right to make, deliver and perform the Credit Documents to which it is party and has taken all necessary corporate action to authorize the execution, delivery and performance by it of the Credit Documents to which it is party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery or performance of any Credit Document by the Company or the Borrower or with the validity or enforceability of any Credit Document against the Company or the Borrower.
Each Credit Document to which it is a party has been duly executed and delivered on behalf of the Company or the Borrower. Each Credit Document to which it is a party constitutes a legal, valid and binding obligation of the Company or the Borrower, as the case may be, enforceable against the Company or the Borrower, as the case may be, in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

        6.5 No Legal Bar; No Default. The execution, delivery and performance of the Credit Documents, the borrowings thereunder and the use of the proceeds of the Loans will not violate any Requirement of Law or any Contractual Obligation of the Company, its Subsidiaries or the Borrower, and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any Requirement of Law or Contractual Obligation other than the Liens arising under or contemplated in connection with the Credit Documents. Neither the Company nor any of its Subsidiaries is in default under or with respect to any of its Contractual Obligations in any respect which would reasonably be expected to have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.

        6.6 No Material Litigation. Except as set forth in Schedule 6.6, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Company, threatened by or against the Company or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to the Credit Documents or any Loan or any of the transactions contemplated hereby, or (b) which, if adversely determined, would reasonably be expected to have a Material Adverse Effect.

        6.7 Investment Company Act. Neither the Company nor the Borrower is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

        6.8 Federal Regulations. No part of the proceeds of any Loan hereunder will be used directly or indirectly for any purpose which violates, or which would be inconsistent with, the provisions of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System. The Company and its Subsidiaries taken as a group do not own "margin stock" except as identified in the financial statements referred to in Section 6.1 and the aggregate value of all "margin stock" owned by the Company and its Subsidiaries taken as a group does not exceed 25% of the value of their assets.

        6.9 ERISA. Neither a Reportable Event nor an "accumulated funding deficiency" (within the meaning of Section 412 of the Code or Section 302 of ERISA) has occurred during the five-year period prior to the date on which
<PAGE 80>
this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code, except to the extent that any such occurrence or failure to comply would not reasonably be expected to have a Material Adverse Effect. No termination of a Single Employer Plan has occurred resulting in any liability that has remained underfunded, and no Lien in favor of the PBGC or a Plan has arisen, during such five-year period which would reasonably be expected to have a Material Adverse Effect. The present value of all accrued benefits under each Single Employer Plan (based on those assumptions used to fund such Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, exceed the value of the assets of such Plan allocable to such accrued benefits by an amount which would reasonably be expected to have a Material Adverse Effect. Neither the Company nor any Commonly Controlled Entity is currently subject to any liability for a complete or partial withdrawal from a Multiemployer Plan which would reasonably be expected to have a Material Adverse Effect.

        6.10 Environmental Matters. Except to the extent that all of the following, in the aggregate, would not reasonably be expected to have a Material Adverse Effect:

                (a) To the best knowledge of the Company, the facilities and properties owned, leased or operated by the Company or any of its Subsidiaries (the "Properties") do not contain any Materials of Environmental Concern in amounts or concentrations which (i) constitute a violation of, or (ii) could give rise to liability under, any Environmental Law.

                (b) To the best knowledge of the Company, the Properties and all operations at the Properties are in compliance, and have in the last five years been in compliance, in all material respects with all applicable Environmental Laws, and there is no contamination at, under or about the Properties or violation of any Environmental Law with respect to the Properties or the business operated by the Company or any of its Subsidiaries (the "Business").

                (c) Neither the Company nor any of its Subsidiaries has received any notice of violation, alleged violation, non-compliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Properties or the Business, nor does the Company have knowledge or reason to believe that any such notice will be received or is being threatened.

                (d) To the best knowledge of the Company, Materials of Environmental Concern have not been transported or disposed of from the Properties in violation of, or in a manner or to a location which could give rise to liability under any Environmental Law, nor have any Materials of Environmental Concern been generated, treated, stored or disposed of at, on or under any of the Properties in violation of, or in a manner that could give rise to liability under, any applicable Environmental Law.

                (e) No judicial proceeding or governmental or administrative action is pending or, to the knowledge of the Company, threatened, under any Environmental Law to which the Company or any Subsidiary is or will be named as a party with respect to the Properties or the Business, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial requirements outstanding under any Environmental Law with respect to the Properties or the Business.

                (f)     To the best knowledge of the Company, there has been no
<PAGE 81>
        release or threat of release of Materials of Environmental concern at or from the Properties, or arising from or related to the operations of the Company or any subsidiary in connection with the Properties or otherwise in connection with the Business, in violation of or in amounts or in a manner that could give rise to liability under Environmental Laws.

        6.11 Purpose of Loan. The proceeds of the Loans will be used to refinance existing indebtedness and for general corporate and working capital purposes.

        6.12 Subsidiaries. Set forth on Schedule 6.12 is a complete and accurate list of all Subsidiaries of the Company and the Borrower, the jurisdiction of incorporation of each such Subsidiary and the percentage of each class of stock of each such Subsidiary owned by the Company or the Borrower.

        6.13 Payment of Taxes. There have been filed on behalf of the Company and the Borrower and their respective Subsidiaries all Federal, state and local income, excise, property and other tax returns which are required to be filed by them and all taxes due pursuant to such returns or pursuant to any assessment received by or on behalf of the Company or the Borrower or any of their respective Subsidiaries have been paid. The charges, accruals and reserves on the books of the Company and the Borrower and their respective Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Company and the Borrower, adequate. United States income tax returns of the Company and the Borrower and their respective Subsidiaries have been examined and closed through the fiscal year ended February 28, 1993.

        6.14 Full Disclosure. All information heretofore furnished by the Company and the Borrower to the Administrative Agent, the Documentation Agent or any Lender in writing for purposes of or in connection with this Credit Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Company and the Borrower to the Administrative Agent, the Documentation Agent or any Lender will be, true, accurate and complete in all material respects or based on reasonable estimates on the date as of which such information is stated or certified. The Company and the Borrower have disclosed to the Lenders in writing any and all facts of which they have knowledge (other than matters of a general economic or political nature that do not affect the Company or the Borrower uniquely) which would reasonably be expected to have or cause a Material Adverse Effect.

        6.15 Capital Stock. All capital stock, debentures, bonds, notes and all other securities of the Company and the Borrower and their respective Subsidiaries presently issued and outstanding are validly and properly issued in accordance with all applicable laws, including, but not limited to, the "Blue Sky" laws of all applicable states and the Federal securities laws. The issued shares of capital stock of the Company's and the Borrower's wholly-owned Subsidiaries are owned by the Company or the Borrower, as applicable, free and clear of any Lien or adverse claim. At least a majority of the issued shares of capital stock of each of the Company's and the Borrower's other Subsidiaries (other than wholly-owned Subsidiaries) is owned by the Company or the Borrower, as applicable, free and clear of any Lien or adverse claim.

        6.16 Insolvency. After giving effect to the execution and delivery of the Credit Documents and the making of the Loans and the issuance of the Guaranty under this Credit Agreement, neither the Company nor the Borrower will be "insolvent", within the meaning of such term as used in N.C.Gen.Stat. s39-15 or as defined in s101 of the Bankruptcy Code or Section 2 of the Uniform Fraudulent Transfer Act, or any other applicable state law pertaining to fraudulent transfers, as each may be amended from time to time, or be unable to pay its debts generally as such debts become due, or have an
<PAGE 82>
unreasonably small capital to engage in any business or transaction, whether current or contemplated.


                                                SECTION 7

                                          AFFIRMATIVE COVENANTS

        The Company hereby covenants and agrees that on the Closing Date, and thereafter for so long as this Credit Agreement is in effect and until the Commitments have terminated, no Note remains outstanding and unpaid and the Obligations, together with interest, Facility Fees and all other amounts owing to the Administrative Agent or any Lender hereunder, are paid in full, the Company shall, and in the case of subsections 7.3, 7.4, 7.5, 7.6, 7.7 and 7.8 shall cause each of its Subsidiaries and the Borrower, to:

        7.1 Financial Statements. Furnish to the Administrative Agent (with sufficient copies for each of the Lenders):

                (a) Annual Financial Statements. As soon as available, but in any event within 120 days after the end of each fiscal year of the Company, a copy of the consolidated balance sheet of the Company and its consolidated Subsidiaries as at the end of such fiscal year and the related consolidated statements of earnings and of cash flows of the Company and its consolidated Subsidiaries for such year, setting forth in each case in comparative form the figures for the previous year, reported on without a "going concern" or like qualification or exception, or qualification indicating that the scope of the audit was inadequate to permit such independent certified public accountants to certify such financial statements without such qualification, by Deloitte & Touche, LLP or other firm of independent certified public accountants of nationally recognized standing; and

                (b) Quarterly Financial Statements. As soon as available and in any event within 60 days after the end of each of the first three fiscal quarters of the Company, a consolidated balance sheet of the Company and its consolidated Subsidiaries as at the end of such period and related statements of earnings and of cash flows for the Company and its consolidated Subsidiaries for such quarterly period and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form consolidated figures for the corresponding period or periods of the preceding fiscal year (subject to normal recurring year-end audit adjustments), all in reasonable form and detail acceptable to the Administrative Agent and the Required Lenders;

all such financial statements to be prepared in reasonable detail in accordance with GAAP applied consistently throughout the periods reflected therein.

        7.2 Certificates; Other Information. Furnish to the Administrative Agent (with sufficient copies for each of the Lenders):

                (a) concurrently with the delivery of the financial statements referred to in subsection 7.1(a) above, a certificate of the independent certified public accountants reporting on such financial statements stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;

                (b) concurrently with the delivery of the financial statements referred to in Sections 7.1(a) and 7.1(b) above, a certificate of a Responsible Officer stating that, to the best of such Responsible
<PAGE 83>
        Officer's knowledge, the Company during such period observed or performed in all material respects all of its covenants and other agreements, and satisfied in all material respects every material condition, contained in this Credit Agreement to be observed, performed or satisfied by it, and that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified in such certificate and such certificate shall include the calculation required to indicate compliance with Section 7.9;

                (c) within thirty days after the same are sent, copies of all reports (other than those otherwise provided pursuant to subsection 7.1 and those which are of a promotional nature) and other financial information which the Company sends to its stockholders, and within thirty days after the same are filed, copies of all financial statements and non-confidential reports which the Company may make to, or file with, the Securities and Exchange Commission or any successor or analogous Governmental Authority;

                (d) promptly, such additional financial and other information as the Administrative Agent, on behalf of any Lender, may from time to time reasonably request.

        7.3 Payment of Obligations. Pay, discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, in accordance with industry practice (subject, where applicable, to specified grace periods) all its material obligations of whatever nature and any additional costs that are imposed as a result of any failure to so pay, discharge or otherwise satisfy such obligations, except when the amount or validity of such obligations and costs is currently being contested in good faith by appropriate proceedings and reserves, if applicable, in conformity with GAAP with respect thereto have been provided on the books of the Company or its Subsidiaries, as the case may be.

        7.4 Conduct of Business and Maintenance of Existence. Continue to engage in business of the same general type as now conducted by it on the date hereof and preserve, renew and keep in full force and effect its corporate existence and take all reasonable action to maintain all rights, privileges and franchises necessary or desirable in the normal conduct of its business; comply with all Contractual Obligations and Requirements of Law applicable to it except to the extent that failure to comply therewith would not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

        7.5 Maintenance of Property; Insurance. Keep all material property useful and necessary in its business in good working order and condition (ordinary wear and tear expected); maintain with financially sound and reputable insurance companies insurance on all its material property in at least such amounts and against at least such risks as are usually insured against in the same general area by companies engaged in the same or a similar business; and furnish to the Administrative Agent, upon written request, full information as to the insurance carried; provided, however, that the Company and its Subsidiaries may maintain self insurance plans to the extent companies of similar size and in similar businesses do so.

        7.6     Inspection of Property; Books and Records; Discussions.
Keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its businesses and activities; and permit, during regular business hours and upon reasonable notice by the Administrative Agent or the Documentation Agent, the Administrative Agent or the Documentation Agent to visit and inspect any of its properties and examine and make abstracts from any of its books and records (other than materials protected by the attorney-client privilege and materials which the Company may
<PAGE 84>
not disclose without violation of a confidentiality obligation binding upon
it) at any reasonable time and as often as may reasonably be desired, and to discuss the business, operations, properties and financial and other condition of the Company and its Subsidiaries with officers and employees of the Company and its Subsidiaries and with its independent certified public accountants.

        7.7 Notices. Give notice to the Administrative Agent (which shall promptly transmit such notice to each Lender) of:

                (a) within five Business Days after the Company knows thereof, the occurrence of any material Default or Event of Default;

                (b) promptly, any default or event of default under any Contractual Obligation of the Company or any of its Subsidiaries or the Borrower which would reasonably be expected to have a Material Adverse Effect;

                (c) promptly, any litigation, or any investigation or proceeding known to the Company, affecting the Company or any of its Subsidiaries or the Borrower which, if adversely determined, would reasonably be expected to have a Material Adverse Effect;

                (d) as soon as possible and in any event within 30 days after the Company knows thereof: (i) the occurrence or expected occurrence of any Reportable Event with respect to any Plan, a failure to make any required contribution to a Plan, the creation of any Lien in favor of the PBGC or a Plan or any withdrawal from, or the termination, Reorganization or Insolvency of, any Multiemployer Plan or (ii) the institution of proceedings or the taking of any other action by the PBGC or the Company or any Commonly Controlled Entity or any Multiemployer Plan with respect to the withdrawal from, or the terminating, Reorganization or Insolvency of, any Plan; and

                (e) promptly notify the Administrative Agent of the issuance of a senior unsecured (none-credit enhanced) long term debt rating by S&P or Moody's and of any change in or withdrawal of such rating, together with any correspondence or evidence thereof from S&P or Moody's;

                (f) promptly, any other development or event which would reasonably be expected to have a Material Adverse Effect.

Each notice pursuant to this subsection shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action the Company proposes to take with respect thereto.

        7.8     Environmental Laws.

                (a) Except to the extent that failure to do so would not reasonably be expected to have a Material Adverse Effect, comply in all material respects with, and ensure compliance in all material respects by all tenants and subtenants, if any, with, all applicable Environmental Laws and obtain and comply in all material respects with and maintain, and ensure that all tenants and subtenants obtain and comply in all material respects with and maintain, any and all licenses, approvals, notifications, registrations or permits required by applicable Environmental Laws;

                (b) Conduct and complete all investigations, studies, sampling and testing, and all remedial, removal and other actions required under Environmental Laws and promptly comply in all material respects with all lawful orders and directives of all Governmental Authorities regarding
<PAGE 85>
        Environmental Laws except to the extent that the same are being contested in good faith by appropriate proceedings or the pendency of such proceedings would not reasonably be expected to have a Material Adverse Effect; and

                (c) Defend, indemnify and hold harmless the Administrative Agent, the Documentation Agent and the Lenders, and their respective employees, agents, officers and directors, from and against any and all claims, demands, penalties, fines, liabilities, settlements, damages, costs and expenses of whatever kind or nature known or unknown, contingent or otherwise, arising out of, or in any way resulting from the violation of, noncompliance with or liability under, any Environ-mental Law applicable to the operations of the Company, any of its Subsidiaries or the Properties, or any orders, requirements or demands of Governmental Authorities related thereto, including, without limita-tion, reasonable attorney's and consultant's fees, investigation and laboratory fees, response costs, court costs and litigation expenses, except to the extent that any of the foregoing arise out of the negligence or willful misconduct of the party seeking indemnification therefor. The agreements in this paragraph shall survive repayment of the Notes and all other amounts payable hereunder.

        7.9     Financial Covenants.

                (a) Leverage Ratio. There shall be maintained at all times a Leverage Ratio of not greater than .65:1.0.

                (b) Fixed Charge Coverage Ratio. As of the end of each fiscal quarter, there shall be maintained a Fixed Charge Coverage Ratio of at least:

                For fiscal quarters ending
                  prior to May 31, 1996                                1.5:1.0

                From the fiscal quarter ending
                  May 31, 1996 through the
                  fiscal quarter ending
                  February 28, 1997                                    1.25:1.0

                For fiscal quarters ending after
                  February 28, 1997                                    1.5:1.0

                (c) Consolidated Net Worth. There shall be maintained at all times a Consolidated Net Worth of at least $350,000,000.


                                                SECTION 8

                                           NEGATIVE COVENANTS

        The Company hereby covenants and agrees that on the Closing Date, and thereafter for so long as this Credit Agreement is in effect and until the Commitments have terminated, no Note remains outstanding and unpaid and the Obligations, together with interest, Facility Fees and all other amounts owing to the Administrative Agent or any Lender hereunder, are paid in full (unless the Required Lenders otherwise consent in writing):

        8.1 Funded Debt. The Company will not, nor will it permit any Subsidiary (including the Borrower) to, create, incur, assume or permit to exist any Funded Debt, except for:

                (i)    the Notes;
<PAGE 86>
                (ii)   Funded Debt existing on the Closing Date and described on
        Schedule 8.1 hereto;

                (iii) additional unsecured Funded Debt of the Company and the Borrower, provided that, at the time of the incurrence thereof and after giving effect thereto and to the application of the proceeds thereof, the Leverage Ratio shall not exceed the maximum level permitted in
        Section 7.9(a);

                (iv) additional unsecured Funded Debt of the Furniture Company, Secured Debt and Attributable Debt, in each case without duplication, provided that, after giving effect thereto and to the application of the proceeds thereof, the aggregate amount thereof would be permitted by the proviso to the preceding clause (iii) and would not exceed 10% of Consolidated Net Tangible Assets;

                (v) Funded Debt of the Borrower or the Furniture Company payable to the Company or to each other; and

                (vi) renewals, extensions and refundings of Funded Debt permitted by this Section 8.1, provided that, after giving effect thereto and to the application of the proceeds thereof, the aggregate amount of Consolidated Funded Debt would be permitted by clauses (iii) and (iv) above.

        8.2 Liens. The Company will not, nor will it permit the Borrower or the Furniture Company to, create, incur, assume or permit to exist any Lien with respect to any of its property or assets of any kind (whether real or personal, tangible or intangible), whether now owned or hereafter acquired, except for Permitted Liens.

        8.3 Nature of Business. The Company and its Subsidiaries will not engage in any new type of business if, as a result, the general nature of the business, taken on a consolidated basis, which would then be engaged in by the Company and its Subsidiaries would be substantially changed from the general nature of the business engaged in by the Company and its Subsidiaries on the Closing Date.

        8.4 Consolidation, Merger, Sale or Purchase of Assets, etc. The Company will not, nor will it permit the Borrower or the Furniture Company to,

                (a) dissolve, liquidate, or wind up its affairs, except in connection with a disposition or acquisition which is otherwise permitted under this Credit Agreement; or sell, transfer, lease or otherwise dispose of (a "Disposition") all or any substantial part of its property or assets other than (i) in the ordinary course of business for fair consideration), (ii) as part of any Permitted Receivables Financing, (iii) in connection with a Disposition of machinery or equipment no longer useful in the conduct of its business or (iv) to the Company or the Borrower. As used herein, "substantial part" shall mean property and assets, the fair market value of which, when added to the fair market value of all other assets sold, leased or otherwise disposed of by the Company, the Borrower and the Furniture Company (other than in the ordinary course of business), during the 18-month period ending with the date of such sale, lease or other disposition exceeds 15% of Consolidated Net Tangible Assets, determined as of the end of the immediately preceding fiscal year; or

                (b) enter into any transaction of merger or consolidation, except for (i) the merger or consolidation of the Company or the Furniture Company into the Borrower or the Borrower or the Furniture Company into the Company, or a sale, transfer or lease of all or a
<PAGE 87>
        substantial part of its properties (at fair value) to, the Company or the Borrower, or (ii) the merger of any Person into the Company or the Borrower, provided that the Company or the Borrower shall be the surviving corporation, and in any such case no Default or Event of Default would exist after giving effect thereto.

        8.5 Transactions with Affiliates. The Company will not, nor will it permit any Subsidiary to, enter into any transaction or series of transactions with any officer, director, shareholder or Affiliate other than in the ordinary course of business on terms and conditions substantially as favorable as would be obtainable in a comparable arm's-length transaction with a Person other than an officer, director, shareholder or Affiliate.

        8.6 Fiscal Year. The Company will not, nor will it permit any Subsidiary to, change its fiscal year.


                                                SECTION 9

                                            EVENTS OF DEFAULT

        Upon the occurrence of any of the following events:

                (a) The Borrower shall fail to pay any principal on any Note when due in accordance with the terms thereof or hereof on the maturity date thereof; or the Borrower shall fail to pay any interest on any Note or any fee or other amount payable hereunder when due in accordance with the terms thereof or hereof and such failure shall continue unremedied for five (5) Business Days (or the Company shall fail to pay on the Guaranty in respect of any of the foregoing); or

                (b) Any representation or warranty made or deemed made by the Company or the Borrower herein or which is contained in any certificate, document or financial or other statement furnished at any time under or in connection with this Credit Agreement shall prove to have been incorrect, false or misleading in any material respect on or as of the date made or deemed made; or

                (c) The Company shall (i) default in the due performance or observance of Section 7.9, or (ii) default in any material respect in the observance or performance of any other term, covenant or agreement contained in this Credit Agreement (other than as described in subsection 9(a) or 9(c)(i) above), and such default shall continue unremedied for a period of 30 days or more; or

                (d)  The Company, any of its Subsidiaries or the Borrower shall
        (i) default in any payment of principal of or interest on any Indebted-ness (other than the Notes) in a principal amount outstanding of at least $5,000,000 in the aggregate for the Company, its Subsidiaries and the Borrower or in the payment of any matured Guarantee Obligation in a principal amount outstanding of at least $5,000,000 in the aggregate for the Company, its Subsidiaries and the Borrower beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness or Guarantee Obligation was created; or (ii) default in the observance or performance of any other agreement or condition relating to any such Indebtedness in a principal amount outstanding of at least $5,000,000 in the aggregate for the Company, its Subsidiaries and the Borrower or Guarantee Obligation in a principal amount outstanding of at least $5,000,000 in the aggregate for the Company, its Subsidiaries and the Borrower or contained in any instrument or agreement evidencing,
<PAGE 88>
        securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Guarantee Obligation (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to become due prior to its stated maturity or such Guarantee Obligation to become payable; or

                (e) (i) The Company, the Borrower or the Furniture Company shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or the Company, the Borrower or the Furniture Company shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against the Company, the Borrower or the Furniture Company any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of 60 days; or (iii) there shall be commenced against the Company, the Borrower or the Furniture Company any case, proceeding other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 60 days from the entry thereof; or (iv) the Company, the Borrower or the Furniture Company shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii), or
        (iii) above; or (v) the Company, the Borrower or the Furniture Company shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

                (f) One or more judgments or decrees shall be entered against the Company, any of its Subsidiaries or the Borrower involving in the aggregate a liability (to the extent not paid when due or covered by insurance) of $500,000 or more and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof; or

                (g) (i) Any Person shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan for which an exception pursuant to Section 408 of ERISA does not apply, (ii) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan or any Lien in favor of the PBGC or a Plan shall arise on the assets of the Company or any Commonly Controlled Entity, (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a Trustee is, in the reasonable opinion of the Required Lenders, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Company, any of its Subsidiaries or any Commonly Controlled Entity shall, or in the reasonable opinion of the Required Lenders is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, any
<PAGE 89>
        Multiemployer Plan or (vi) any other similar event or condition shall occur or exist with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could reasonably be expected to have a Material Adverse Effect; or

                (h) Any (i) "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of more than 30% of the then outstanding voting stock of the Company or (ii) a majority of the Board of Directors of the Company shall consist of individuals who are not Continuing Directors or
        (iii) the Company shall fail at any time to own less than 100% of the issued and outstanding capital stock of the Borrower; or

                (i) The Guaranty or any provision thereof shall cease to be in full force and effect or the Company or any Person acting by or on behalf of the Company shall deny or disaffirm the Company's obligations under the Guaranty; or

                (j) Any other Credit Document shall fail to be in full force and effect or to give the Administrative Agent and/or the Lenders the security interests, liens, rights, powers and privileges purported to be created thereby (except as such documents may be terminated or no longer in force and effect in accordance with the terms herefor thereof, other than those indemnities and provisions which by their terms shall survive);

then, and in any such event, (A) if such event is an Event of Default specified in clause (i) or (ii) of paragraph (e) above in respect of the Company, automatically the Commitments shall immediately terminate and the Loans (with accrued interest thereon), and all other amounts owing under the Credit Documents shall immediately become due and payable, and (B) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and (ii) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice of default to the Borrower, declare the Loans (with accrued interest thereon) and all other amounts owing under this Credit Agreement and the Notes to be due and payable forthwith, whereupon the same shall immediately become due and payable. Except as expressly provided above in this Section 9, presentment, demand, protest and all other notices of any kind are hereby expressly waived.


                                               SECTION 10

                                            AGENCY PROVISIONS

        10.1 Appointment. Each Lender hereby designates and appoints Wachovia Bank of Georgia, N.A. as administrative agent (in such capacity as Administrative Agent hereunder, the "Administrative Agent") of such Lender to act as specified herein and the other Credit Documents, and each such Lender hereby authorizes the Administrative Agent as the agent for such Lender, to take such action on its behalf under the provisions of this Credit Agreement and the other Credit Documents and to exercise such powers and perform such duties as are expressly delegated by the terms hereof and of the other Credit Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere herein and
<PAGE 90>
in the other Credit Documents, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein and therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Credit Agreement or any of the other Credit Documents, or shall otherwise exist against the Administrative Agent. The provisions of this Section are solely for the benefit of the Administrative Agent and the Lenders and neither the Company nor the Borrower shall have any rights as a third party beneficiary of the provisions hereof. In performing its functions and duties under this Credit Agreement and the other Credit Documents, the Administrative Agent shall not act solely as agent of the Lenders and does not assume and shall not be deemed to have assumed any obligation or relationship of agency or trust with or for the Company or the Borrower.

        10.2 Delegation of Duties. The Administrative Agent may execute any of its duties hereunder or under the other Credit Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

        10.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection herewith or in connection with any of the other Credit Documents (except for its or such Person's own gross negligence or willful misconduct), or (ii) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by contained herein or in any of the other Credit Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection herewith or in connection with the other Credit Documents, or enforceability or sufficiency of any of the other Credit Documents, or for any failure of either the Company or the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be responsible to any Lender for the effectiveness, genuineness, validity, enforceability, collectability or sufficiency of this Credit Agreement, or any of the other Credit Documents or for any representations, warranties, recitals or statements made herein or therein or made by the Company or the Borrower in any written or oral statement or in any financial or other statements, instruments, reports, certificates or any other documents in connection herewith or therewith furnished or made by the Administrative Agent to the Lenders or by or on behalf of the Company or the Borrower to the Administrative Agent or any Lender or be required to ascertain or inquire as to the performance or observance of any of the terms, conditions, provisions, covenants or agreements contained herein or therein or as to the use of the proceeds of the Loans or of the existence or possible existence of any Default or Event of Default or to inspect the properties, books or records of the Company or the Borrower.

        10.4 Reliance on Communications. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company or the Borrower, independent accountants and other experts selected by the Administrative Agent with reasonable care). The Administrative Agent may deem and treat the Lenders as the owner of their respective interests hereunder for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent in accordance with Section 11.3(b) hereof. The
<PAGE 91>
Administrative Agent, acting in its capacity as Administrative Agent, shall be fully justified in failing or refusing to take any action under this Credit Agreement or under any of the other Credit Documents unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder or under any of the other Credit Documents in accordance with a request of the Required Lenders (or to the extent specifically provided in Section 11.6, all the Lenders) and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders (including their successors and assigns).

        10.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received notice from a Lender or the Company or the Borrower referring to the Credit Document, describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders.

        10.6 Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Administrative Agent or any affiliate thereof hereafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, assets, operations, property, financial and other conditions, prospects and creditworthiness of the Company and the Borrower and made its own decision to make its Loans hereunder and enter into this Credit Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Credit Agreement, and to make such investigation as it deems necessary to inform itself as to the business, assets, operations, property, financial and other conditions, prospects and creditworthiness of the Company and the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, assets, property, financial or other conditions, prospects or creditworthiness of the Company and the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

        10.7 Indemnification. The Lenders agree to indemnify the Administrative Agent in its capacity as such (to the extent not reimbursed by the Company or the Borrower and without limiting the obligation of the Borrower to do so), ratably according to their respective Commitments, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind
<PAGE 92>
whatsoever which may at any time (including without limitation at any time following the payment of the Obligations) be imposed on, incurred by or asserted against the Administrative Agent in its capacity as such in any way relating to or arising out of this Credit Agreement or the other Credit Documents or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Administrative Agent. If any indemnity furnished to the Administrative Agent for any purpose shall, in the opinion of the Administrative Agent, be insufficient or become impaired, the Administrative Agent may call for additional indemnity and cease, or not commence, to do the acts indemnified against until such additional indemnity is furnished. The agreements in this Section shall survive the payment of the Obligations and all other amounts payable hereunder and under the other Credit Documents.

        10.8 Administrative Agent in its Individual Capacity. The Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Company or the Borrower as though the Administrative Agent were not Administrative Agent hereunder. With respect to the Loans made and all Obligations owing to it, the Administrative Agent shall have the same rights and powers under this Credit Agreement as any Lender and may exercise the same as though they were not Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

        10.9 Successor Administrative Agent. The Administrative Agent may, at any time, resign upon 20 days' written notice to the Lenders, the Borrower and the Company, and be removed with or without cause by the Required Lenders upon 30 days' written notice to the Administrative Agent. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Administrative Agent which, so long as no Event of Default shall then exist, is reasonably acceptable to the Borrower and which consent shall not be unreasonably withheld or delayed. If no successor Administrative Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the notice of resignation or notice of removal, as appropriate, then the retiring Administrative Agent shall select a successor Administrative Agent which, so long as no Event of Default shall then exist, is reasonably acceptable to the Borrower and which consent shall not be unreasonably withheld or delayed provided such successor is a Lender hereunder or a commercial bank organized under the laws of the United States of America or of any State thereof and has a combined capital and surplus of at least $400,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations as Administrative Agent, as appropriate, under this Credit Agreement and the other Credit Documents and the provisions of this Section
10.9 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Credit Agreement.


                                               SECTION 11

                                              MISCELLANEOUS

        11.1 Notices. Except as otherwise expressly provided herein, all notices and other communications shall have been duly given and shall be effective (i) when delivered, (ii) when transmitted via telecopy (or other
<PAGE 93>
facsimile device) to the number set out below, (iii) the day following the day on which the same has been delivered prepaid to a reputable national overnight air courier service, or (iv) the third Business Day following the day on which the same is sent by certified or registered mail, postage prepaid, in each case to the respective parties at the address, in the case of the Company, the Borrower and the Administrative Agent, set forth below, and in the case of the Lenders, set forth on Schedule 2.1(a), or at such other address as such party may specify by written notice to the other parties hereto:

                if to the Company:

                        Heilig-Meyers Company
                        2235 Staples Mill Road
                        Richmond, Virginia  23230
                        Attn:  Paige Wilson
                        Telephone:  (804) 254-1454
                        Telecopy:   (804) 254-1493

                if to the Borrower:

                        MacSaver Financial Services, Inc.
                        Suite 224
                        2 Read's Way
                        New Castle, Delaware 19720
                        Attn:  President
                        Telephone:  (302) 325-3841
                        Telecopy:   (302) 324-8979

                if to the Administrative Agent:

                        Wachovia Bank of Georgia, N.A.
                        191 Peachtree Street, N.E.
                        29th Floor, MC-3490
                        Atlanta, Georgia  30303
                        Attn:  Syndication Services
                        Telephone:  (404) 332-6971
                        Telecopy:   (404) 332-5019

                        with a copy to:

                        Wachovia Bank of Georgia, N.A.
                        301 North Main Street
                        Winston-Salem, North Carolina  27150
                        Attn:  John C. Fox
                        Telephone:  (910) 770-5179
                        Telecopy:   (910) 761-6458

        11.2 Right of Set-Off. In addition to any rights now or hereafter granted under applicable law or otherwise, and not by way of limitation of any such rights, upon the occurrence of an Event of Default, each Lender is authorized at any time and from time to time, without presentment, demand, protest or other notice of any kind (all of which rights being hereby expressly waived), to set-off and to appropriate and apply any and all deposits (general or special) and any other indebtedness at any time held or owing by such Lender (including, without limitation branches, agencies or Affiliates of such Lender wherever located) to or for the credit or the account of the Borrower against obligations and liabilities of the Borrower to such Lender hereunder, under the Notes, the other Credit Documents or otherwise, irrespective of whether such Lender shall have made any demand hereunder and although such obligations, liabilities or claims, or any of them, may be contingent or unmatured, and any such set-off shall be deemed to have been made immediately upon the occurrence of an Event of Default even
<PAGE 94>
though such charge is made or entered on the books of such Lender subsequent thereto. The Borrower hereby agrees that any Person purchasing a participation in the Loans and Commitments hereunder pursuant to Section 11.3(c) or Section 3.12 may exercise all rights of set-off with respect to its participation interest as fully as if such Person were a Lender hereunder.

        11.3  Benefit of Agreement.

                (a) Generally. This Credit Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided that neither the Company nor the Borrower may assign and transfer any of its interests without prior written consent of the Lenders; provided further that the rights of each Lender to transfer, assign or grant participations in its rights and/or obligations hereunder shall be limited as set forth in this Section 11.3, provided however that nothing herein shall prevent or prohibit any Lender from (i) pledging its Loans hereunder to a Federal Reserve Bank in support of borrowings made by such Lender from such Federal Reserve Bank, or (ii) granting assignments or participation in such Lender's Loans and/or Commitments hereunder to its parent company and/or to any Affiliate of such Lender which is at least 50% owned by such Lender or its parent company.

                (b) Assignments. Each Lender may, with, so long as no Event of Default shall then exist, the prior written consent of the Borrower, which consent shall not be unreasonably withheld or delayed, assign all or a portion of its rights and obligations hereunder pursuant to an assignment agreement substantially in the form of Schedule 11.3(b) to one or more Eligible Assignees, provided that any such assignment shall be in a minimum aggregate amount of $10,000,000 of the Commitments and in integral multiples of $1,000,000 above such amount, that each such assignment shall be of a constant, not varying, percentage of all of the assigning Lender's rights and obligations under this Credit Agreement. Any assignment hereunder shall be effective upon delivery to the Administrative Agent of written notice of the assignment together with a transfer fee of $2,500 payable to the Administrative Agent for its own account. The assigning Lender will give prompt notice to the Administrative Agent of any such assignment. Upon the effectiveness of any such assignment (and after notice to and consent of the Borrower as provided herein), the assignee shall become a "Lender" for all purposes of this Credit Agreement and the other Credit Documents and, to the extent of such assignment, the assigning Lender shall be relieved of its obligations hereunder to the extent of the Loans and Commitment components being assigned. Along such lines the Borrower agrees that upon notice of any such assignment and surrender of the appropriate Note or Notes, it will promptly provide to the assigning Lender and to the assignee separate promissory notes in the amount of their respective interests substantially in the form of the original Note (but with notation thereon that it is given in substitution for and replacement of the original Note or any replacement notes thereof).

                (c) Participations. Each Lender may sell, transfer, grant or assign participations in all or any part of such Lender's interests and obligations hereunder; provided that (i) such selling Lender shall remain a "Lender" for all purposes under this Credit Agreement (such selling Lender's obligations under the Credit Documents remaining unchanged) and the participant shall not constitute a Lender hereunder, (ii) no such participant shall
<PAGE 95>
        have, or be granted, rights to approve any amendment or waiver relating to this Credit Agreement or the other Credit Documents except to the extent any such amendment or waiver would (A) reduce the principal of or rate of interest on or fees in respect of any Loans in which the participant is participating, (B) postpone the date fixed for any payment of principal (including extension of the Termination Date or the date of any mandatory prepayment), interest or fees in which the participant is participating, or (C) release all or substantially all of the collateral or guaranties (except as expressly provided in the Credit Documents) supporting any of the Loans or Commitments in which the participant is participating, (iii) sub-participations by the participant (except to an affiliate, parent company or affiliate of a parent company of the participant) shall be prohibited and (iv) any such participations, other than to affiliates or subsidiaries of Banks which are permitted hereunder, shall be in a minimum aggregate amount of $5,000,000 of the Commitments and in integral multiples of $1,000,000 in excess thereof. In the case of any such participation, the participant shall not have any rights under this Credit Agreement or the other Credit Documents (the participant's rights against the selling Lender in respect of such participation to be those set forth in the participation agreement with such Lender creating such participation) and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation, provided, however, that such participant shall be entitled to receive additional amounts under Sections 3.5, 3.9, 3.10 and 3.11 on the same basis as if it were a Lender (but only to the extent that the participating lender would have been entitled to receive such additional amounts with respect to the interest participated had it not sold such participation).

        11.4 No Waiver; Remedies Cumulative. No failure or delay on the part of the Administrative Agent or any Lender in exercising any right, power or privilege hereunder or under any other Credit Document and no course of dealing between the Company or the Borrower and the Administrative Agent or any Lender shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The rights and remedies provided herein are cumulative and not exclusive of any rights or remedies which the Administrative Agent or any Lender would otherwise have.
No notice to or demand on the Borrower in any case shall entitle the Company or the Borrower to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Administrative Agent or the Lenders to any other or further action in any circumstances without notice or demand.

        11.5 Payment of Expenses, etc. The Borrower agrees to: (i) pay all reasonable out-of-pocket costs and expenses of the Administrative Agent and the Documentation Agent in connection with the negotiation, preparation, execution and delivery of this Credit Agreement and the other Credit Documents and the documents and instruments referred to therein (including, without limitation, the reasonable fees and expenses of Moore & Van Allen, special counsel to the Administrative Agent and the Documentation Agent) and any amendment, waiver or consent relating hereto and thereto including, but not limited to, any such amendments, waivers or consents resulting from or related to any work-out, renegotiation or restructure relating to the performance by the Borrower under this Credit Agreement and of the Administrative Agent, the Documentation Agent and the Lenders in connection with enforcement of the Credit Documents and the documents and instruments referred to therein (including, without limitation, in connection with any such enforcement, the
<PAGE 96>
reasonable fees and disbursements of counsel, including any such fees and disbursements allocated to in-house counsel, for the Administrative Agent, the Documentation Agent and each of the Lenders); (ii) pay and hold each of the Lenders harmless from and against any and all present and future stamp and other similar taxes with respect to the foregoing matters and save each of the Lenders harmless from and against any and all liabilities with respect to or resulting from any delay or omission (other than to the extent attributable to such Lender) to pay such taxes; and (iii) indemnify each Lender, its officers, directors, employees, representatives and agents from and hold each of them harmless against any and all losses, liabilities, claims, damages or expenses incurred by any of them as a result of, or arising out of, or in any way related to, or by reason of, any investigation, litigation or other proceeding (whether or not any Lender is a party thereto) related to the entering into and/or performance of any Credit Document or the use of proceeds of any Loans (including other extensions of credit) hereunder or the consummation of any other transactions contemplated in any Credit Document, including, without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation, litigation or other proceeding (but excluding any such losses, liabilities, claims, damages or expenses to the extent incurred by reason of gross negligence or willful misconduct on the part of the Person to be indemnified).

        11.6 Amendments, Waivers and Consents. Neither this Credit Agreement nor any other Credit Document nor any of the terms hereof or thereof may be amended, changed, waived, discharged or terminated unless such amendment, change, waiver, discharge or termination is in writing signed by the Required Lenders, provided that no such amendment, change, waiver, discharge or termination shall, without the consent of each Lender, (i) extend the scheduled maturities (including the final maturity and any mandatory prepayments) of any Loan, or any portion thereof, or reduce the rate or extend the time of payment of interest (other than as a result of waiving the applicability of any post-default increase in interest rates) thereon or fees hereunder or reduce the principal amount thereof, or increase the Commitments of the Lenders over the amount thereof in effect (it being understood and agreed that a waiver of any Default or Event of Default or of a mandatory reduction in the total commitments shall not constitute a change in the terms of any Commitment of any Lender) (ii) release the Company from its guaranty obligations hereunder, (iii) amend, modify or waive any provision of this Section or Section 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13, 5.1, 5.2,
9.1(a), 11.2, 11.3, 11.5 or 11.9, (iv) reduce any percentage specified in, or otherwise modify, the definition of Required Lenders or (v) consent to the assignment or transfer by the Company or the Borrower of any of its rights and obligations under, or in respect of, this Credit Agreement. No provision of
Section 9 may be amended without the consent of the Administrative Agent.

        11.7 Counterparts. This Credit Agreement may be executed in any number of counterparts, each of which where so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Credit Agreement to produce or account for more than one such counterpart.

        11.8 Headings. The headings of the sections and subsections hereof are provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Credit Agreement.

        11.9 Survival of Indemnification. All indemnities set forth herein, including, without limitation, in Section 3.5, 3.8, 3.9, 3.11 or 11.5 shall survive the execution and delivery of this Credit Agreement, and the making of the Loans, the repayment of the Loans and other obligations and the termination of the Commitment hereunder.

        11.10  Governing Law; Submission to Jurisdiction; Venue.
<PAGE 97>
                (a) THIS CREDIT AGREEMENT AND THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NORTH CAROLINA. Any legal action or proceeding with respect to this Credit Agreement or any other Credit Document may be brought in the courts of the State of North Carolina in Mecklenburg County, or of the United States for the Western District of North Carolina, and, by execution and delivery of this Credit Agreement, each of the Company and the Borrower hereby irrevocably accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of such courts. Each of the Company and the Borrower further irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at the address set out notices pursuant to
        Section 11.1, such service to become effective 30 days after such mailing. Nothing herein shall affect the right of the Administrative Agent to serve process in any other manner permitted by law or to commence legal proceedings or to otherwise proceed against the Borrower in any other jurisdiction.

                (b) Each of the Company and the Borrower hereby irrevocably waives any objection which it may now or hereafter have to the laying of venue of any of the aforesaid actions or proceedings arising out of or in connection with this Credit Agreement or any other Credit Document brought in the courts referred to in subsection (a) hereof and hereby further irrevocably waives and agrees not to plead or claim in any such court that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

                (c) EACH OF THE COMPANY, BORROWER, THE LENDERS AND THE ADMINISTRATIVE AGENT HEREBY IRREVOCABLY WAIVES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS CREDIT AGREEMENT, ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY.

        11.11 Severability. If any provision of any of the Credit Documents is determined to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

        11.12 Entirety. This Credit Agreement together with the other Credit Documents represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents or the transactions contemplated herein and therein.

        11.13 Survival of Representations and Warranties. All representatives and warranties made by the Company and the Borrower herein shall survive delivery of the Notes and the making of the Loans hereunder.


             [Remainder of Page Intentionally Left Blank]
<PAGE 98>

         IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Credit Agreement to be duly executed and delivered as of the date first above written.

BORROWER:
                                MACSAVER FINANCIAL SERVICES, INC.
                                a Delaware corporation


                                By       /s/ D.V. Bhavnagri

                                Title    Vice President


COMPANY:
                                HEILIG-MEYERS COMPANY,
                                a Virginia corporation


                                By       /s/ Roy B. Goodman

                                Title    Senior Vice President
                                         Finance, Treasury and Secretary
<PAGE 99>

ADMINISTRATIVE AGENT:


                                WACHOVIA BANK OF GEORGIA, N.A.,
                                in its capacity as Administrative Agent


                                By       /s/ Terry Katon

                                Title    Vice President


DOCUMENTATION
AGENT:                          NATIONSBANK, N.A.,
                                in its capacity as Documentation Agent


                                By      /s/  Chris L. Corish

                                Title__________________________


CO-AGENTS:                      CRESTAR BANK,
                                in its capacity as Co-Agent


                                By      /s/  J.F. Goyles Jr.

                                Title   Senior Vice President


                                FIRST UNION NATIONAL BANK OF VIRGINIA,
                                in its capacity as Co-Agent


                                By      /s/  Signature Unreadable

                                Title   Vice President


LENDERS:                        WACHOVIA BANK OF NORTH CAROLINA, N.A.


                                By      /s/  John C. Fox

                                Title   Senior Vice President





                                NATIONSBANK, N.A.


                                By      /s/  Chris L. Corish

                                Title__________________________

<PAGE 100>



                                CRESTAR BANK


                                By      /s/  J.F. Goyle Jr.

                                Title   Vice President


                                FIRST UNION NATIONAL BANK OF VIRGINIA


                                By      /s/  Monica S. Binziger

                                Title   Vice President


                                BANK OF AMERICA NATIONAL TRUST AND
                                  SAVINGS ASSOCIATION


                                By      /s/ Signature Unreadable

                                Title   S.V.P.


                                NBD BANK


                                By      /s/  L.E. Schuster

                                Title   Vice President



                                TRUST COMPANY BANK


                                By     /s/ Ruth E. Whitner

                                Title  AVP

                                By     /s/ Signature Unreadable

                                Title  AVP


                                SIGNET BANK/VIRGINIA


                                By     /s/ William D. Garrison

                                Title  Senior Vice President
<PAGE 101>

                                PNC BANK, NATIONAL ASSOCIATION


                                By     /s/ Signature Unreadable

                                Title  V.P.


                                CREDIT LYONNAIS CAYMAN ISLAND BRANCH


                                By     /s/ David M. Cawrse

                                Title__________________________


                                CREDIT LYONNAIS ATLANTA AGENCY


                                By     /s/ David M. Cawrse

                                Title  Vice President



                                THE FUJI BANK, LIMITED - NEW YORK BRANCH


                                By     /s/ Gina M. Kearns

                                Title  Vice President & Manager

                                THE BOATMEN'S NATIONAL BANK OF ST. LOUIS


                                By     /s/ Signature Unreadable

                                Title  Corporate Banking Manager

<PAGE 102>
                                                 Schedules
                                  (Omitted except for Schedule 2.1(d))

Schedule 2.1(a)
Schedule of Lenders and Commitments

Schedule 2.1(b)(i)
Form of Notice of Borrowing

Schedule 2.1(e)
Form of Committed Note

Schedule A to the Committed Note of MacSaver Financial Services, Inc. Dated July 18, 1995

Schedule 2.2(b)-1
Form of Competitive Bid Request

Schedule 2.2(b)-2
Form of Notice of Competitive Bid Request

Schedule 2.2(c)
Form of Competitive Bid

Schedule 2.2(d)
Form of Competitive Bid Accept/Reject Letter

Schedule 2.2(h)
Form of Competitive Note

Schedule A to the Competitive Note of MacSaver Financial Services, Inc. Dated July 18, 1995

Schedule 3.2
Form of Notice of Conversion/Extension

Schedule 6.6
Litigation

Schedule 6.12
Subsidiaries

Schedule 7.2(b)
Form of Officer's Compliance Certificate

Attachment to Officer's Certificate
Computation of Financial Covenants

Schedule 8.1
Funded Debt Existing on the Closing Date

Schedule 8.2
Liens Existing on the Closing Date

Schedule 11.3(b)
Form of Assignment and Acceptance

<PAGE 103>











                                             Schedule 2.1(d)

                                          Applicable Percentage

           PRICING MATRIX APPLICABLE WHERE THE COMPANY HAS A SENIOR UNSECURED
                                     (NON-CREDIT ENHANCED)
                            LONG TERM DEBT RATING FROM BOTH S&P AND MOODY'S.

                                Applicable          Applicable      Applicable
Pricing     S&P      Moody's    Margin for          Margin for    Percentage
for
Level      Rating    Rating  Eurodollar Loans    Base Rate Loans   Facility
Fee

Level I   A- or above A3 or above        .20%            0%             .10%
Level II  BBB+        Baa1               .25%            0%             .125%
Level III BBB         Baa2               .275%           0%             .15%
Level IV  BBB-        Baa3               .325%           0%             .175%
Level V   BB+         Ba1                .45%            0%             .25%
Level VI  BB or lower Ba2 or below       .70%            0%             .30%

        In the event of a Split Rating, the applicable Pricing Level shall be based on the higher rating. In the event of a Double Split Rating, the applicable Pricing Level shall be based on an average of the Pricing Levels corresponding to the ratings (e.g., the average of Pricing Level I and Pricing Level III would be Pricing Level II). Where the average of the Pricing Levels falls between two of the identified Pricing Levels (because the respective ratings indicate Pricing Levels 3 or 5 levels apart), the applicable Pricing Level shall be the lower of the two identified Pricing Levels nearest such average.

        As used herein:

                    "Split Rating" means the ratings of S&P and Moody's would
               indicate different Pricing Levels, but the Pricing Levels are not more than one Pricing Level apart.

                    "Double Split Rating" means the ratings of S&P and Moody's would indicate different Pricing Levels, but the Pricing Levels are two or more Pricing Levels apart.

        Competitive Loans shall not be available at Pricing Levels V and VI.
<PAGE 104>

                                              Schedule 2.1(d)

                                          Applicable Percentage

              PRICING MATRIX APPLICABLE WHERE THE COMPANY DOES NOT HAVE A SENIOR UNSECURED (NON-CREDIT ENHANCED) LONG TERM DEBT RATING FROM BOTH S&P AND MOODY'S.


                       Applicable             Applicable          Applicable
                       Margin for             Margin for        Percentage for
                    Eurodollar Loans       Base Rate Loans       Facility Fee
                     ____________           ____________         ____________
                     Fixed Charge           Fixed Charge         Fixed Charge
                    Coverage Ratio         Coverage Ratio       Coverage Ratio

Pricing   Leverage
 Level     Ratio   <1.6:1.0   >1.6:1.0  <1.6:1.0   >1.6:1.0  <1.6:1.0 >1.6:1.0

Level I  < .40:1.0     .25%     .20%         0%        0%.       .125%     10%

Level II >.40:1.0 but .325%    .275%        0%        0%.       .175%    .15%
         < .60:1.0

Level III> .60:1.0     .70%     .45%         0%        0%        .30%     .25%



       Competitive Loans shall not be available at Pricing Level III.

<PAGE 105>

11. Computation of per share earnings for the fiscal years ended February 29, 1996, February 29, 1995 and February 28, 1994.


21.    Subsidiaries of Registrant.


23.    Consents of experts and counsel.

       a. Consent of Deloitte & Touche LLP to incorporation by reference of Accountants' Reports into Registrant's Registration Statements on Form S-8.

27.    Financial Data Schedule


* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

<PAGE 106>

                                                                   EXHIBIT 11

                        COMPUTATION OF PER SHARE EARNINGS


                                               FISCAL YEAR ENDED

                           February 29,      February 28,       February 28,
                                   1996              1995               1994


Primary Earnings Per Share:

  Average number
   shares outstanding            48,559,901        48,458,905      47,292,368
  Net effect of stock
   options                        1,043,736         1,494,894       1,810,937

  Average number of
   shares as adjusted            49,603,637        49,953,799      49,103,305

  Net earnings                  $41,504,000       $66,813,000     $54,996,000
  Per share amount                    $0.84             $1.34           $1.12


Fully Diluted Earnings Per Share:

  Average number of
   shares outstanding            48,559,901        48,458,905      47,292,368
  Net effect of stock
   options                        1,084,671         1,494,894       1,988,509
  Average number of
   shares as adjusted            49,644,572        49,953,799      49,280,878

  Net earnings                  $41,504,000       $66,813,000     $54,996,000
  Per share amount                    $0.84             $1.34           $1.12


Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during each period. The Company has issued stock options, which are the Company's only common stock equivalents, at exercise prices ranging currently from $5.52 to $35.06. All shares and prices reflect three-for-two common stock splits distributed in July 1993.

<PAGE 107>


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

<PAGE 108>


                                                               EXHIBIT 23(a)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in (i) the Registration Statements No. 2-96961 and No. 33-28095 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1983 Stock Option Plan of the Company, (ii) the Registration Statements No. 33-35263, No. 33-50086 and No. 33-64616 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1990 Stock Option Plan of the Company and related Prospectus of the Company,
(iii) the Registration Statement No. 33-43791 on Form S-8 relating to the Heilig-Meyers Company Employee Stock Purchase Plan and related Prospectus of the Company and (iv) Registration Statement No. 33-54261 on Form S-8 and related Prospectus of Heilig-Meyers Company relating to Common Stock issued and issuable under the 1994 Stock Option Plan of the Company of our report dated March 25, 1996 on the consolidated financial statements and schedule of Heilig-Meyers Company and subsidiaries, as listed under Items 14(a) (1) and
(2), both appearing in the Annual Report on Form 10-K of Heilig-Meyers Company for the year ended February 29, 1996.


/s/ Deloitte & Touche LLP

Richmond, Virginia
May 24, 1996

<PAGE 109>