Form 10-Q
period 1996-05-31
HEILIG MEYERS CO
filed 1996-07-12
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 1996              or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1996.

       48,604,804 shares of Common Stock, $2.00 par value.

<Page 1>
                                 HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three Months Ended May 31, 1996
            and May 31, 1995 (Unaudited)                               3

            Consolidated Balance Sheets as of
            May 31, 1996, and February 29, 1996 (Unaudited)            4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1996 and
            May 31, 1995 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits
            b.  There were no reports on Form 8-K filed
                during the quarter ended May 31, 1996.                11


<page 2>

                                HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                              Three Months Ended
                                                    May 31,
                                                1996      1995

Revenues:
      Sales                                   $300,691  $265,968
      Other income                              57,223    53,003
        Total revenues                         357,914   318,971

Costs and Expenses:
      Costs of sales                           193,714   169,604
      Selling, general and
        administrative                         115,458    98,125
      Interest                                  10,591     9,517
      Provision for doubtful
        accounts                                18,943    12,514
        Total costs and expenses               338,706   289,760

Earnings before provision for
      income taxes                              19,208    29,211

Provision for income taxes                       6,837    10,745

Net earnings                                  $ 12,371  $ 18,466


Net earnings per share of common
  stock:
      Primary and fully diluted                  $0.25     $0.37

Cash dividends per share of
      common stock                               $0.07     $0.07



See notes to consolidated financial statements.

<page 3>

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)
                                  (Unaudited)


                                                   May 31,       February 29,
                                                    1996             1996

ASSETS

Current assets:
      Cash                                       $   10,640       $   16,017
      Accounts receivable, net                      541,526          518,969
      Other receivables                              15,777           13,638
      Inventories                                   321,125          293,191
      Other                                          56,604           53,501
         Total current assets                       945,672          895,316

Property and equipment, net                         224,395          216,059
Excess costs over net assets acquired, net          182,424          177,585

                                                 $1,352,491       $1,288,960


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  221,300       $  190,000
      Long-term debt due within
         one year                                    17,814           17,812
      Accounts payable                              114,289           87,739
      Accrued expenses                               76,554           71,916
         Total current liabilities                  429,957          367,467

Long-term debt                                      344,991          352,631
Deferred income taxes                                49,267           49,879

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,190           97,143
      Capital in excess of par value                121,046          120,769
      Retained earnings                             310,040          301,071
         Total stockholders' equity                 528,276          518,983

                                                 $1,352,491       $1,288,960



See notes to consolidated financial statements.

<page 4>

                                    HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                       Three Months Ended
                                                            May 31,
                                                     1996            1995

Cash flows from operating activities:
   Net earnings                                    $ 12,371       $ 18,466
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                  7,999          7,440
       Provision for doubtful accounts               18,943         12,514
       Other, net                                      (176)           (51)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                    (42,555)       (37,679)
             Other receivables                       (2,139)        (5,425)
             Inventories                            (24,885)        (6,179)
             Prepaid expenses                        (3,797)        (5,227)
             Accounts payable                        26,550           (729)
             Accrued expenses                         3,462          8,021

               Net cash used
               by operating activities               (4,227)        (8,849)

Cash flows from investing activities:
   Acquisitions, net of cash acquired                (2,088)          (706)
   Additions to property and equipment              (15,251)       (17,144)
   Disposals of property and equipment                  353            834
   Miscellaneous investments                         (4,670)        (1,829)

               Net cash used by investing
               activities                           (21,656)       (18,845)

Cash flows from financing activities:
   Net increase in notes payable                     31,300         42,200
   Payments of long-term debt                        (7,638)        (7,661)
   Issuance of common stock                             246             25
   Dividends paid                                    (3,402)        (3,400)

               Net cash provided
               by financing activities               20,506         31,164

Net (decrease) increase in cash                      (5,377)         3,470
Cash at beginning of period                          16,017         10,360
Cash at end of period                              $ 10,640       $ 13,830



See notes to consolidated financial statements.

<page 5>

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 29, 1996. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The results for the first quarter of fiscal year 1997 are not necessarily indicative of future financial results.

B. On April 3, 1996, the Board of Directors declared a cash dividend of $0.07 per share which was paid on May 18, 1996, to stockholders of record on April 24, 1996.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $70,134,000 and $64,714,000 and unearned finance income was $62,409,000 and $60,114,000 at May 31, 1996, and February 29, 1996, respectively.

D. The Company made income tax payments of $0 and $505,000 during the three months ended May 31, 1996, and May 31, 1995, respectively.

E. The Company made interest payments of $9,577,000 and $9,779,000 during the three months ended May 31, 1996, and May 31, 1995, respectively.

<page 6>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
      CONDITION

      The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended February 29, 1996.


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 12.2% to $357.9 million from $319.0 million in the prior year. Net earnings decreased 33.0% to $12.4 million (or $0.25 per share) from $18.5 million (or $0.37 per share) in the prior year.

      Sales for the first quarter of fiscal 1997 increased 13.1% to $300.7 million from $266.0 million in the first quarter of the prior year. The overall increase in sales was attributable to an increase of 76 stores from May 31, 1995 to May 31, 1996, and a comparable store sales increase of 2.2% for the three months ended May 31, 1996. The Company's Eastern stores provided 81% of total sales for the first quarter of fiscal 1997, or $242.9 million, representing an 9.1% increase in sales over the same period of the prior year. The Company's West stores added $33.9 million, or 11% of total sales, representing a 27.5% increase over the same period of the prior year. The Company's 30 Puerto Rican stores contributed $24.0 million, or 8% of total sales. Overall sales increases for the three months ended May 31, 1996 were due to increased volume with an immaterial impact from price changes.

      As a percentage of sales, other income decreased during the first quarter to 19.0% from 19.9% in the prior year quarter. This decrease is primarily the result of lower finance income as a percentage of sales. Finance income has increased at a lower rate than sales due to a larger pool of securitized accounts receivable compared to the prior year. Interest costs related to securitized receivables, which are based on the dollar value of accounts receivable sold to third parties, are netted against finance income.
Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels.

      Costs of sales increased during the quarter to 64.4% of sales from 63.8% in the prior year quarter. Loss of leverage on certain fixed-type expenses such as occupancy due to lower comparable store sales and normal year over year increases to certain fixed-type costs were the primary reason for this increase. Slightly lower raw margins, due in part to stronger sales of lower margin merchandise compared to the prior year, also contributed to this increase.

      Selling, general and administrative expense increased as a percentage of sales to 38.4% from 36.9% in the prior year quarter. This increase was due primarily to additional costs incurred as a result of increased emphasis on monitoring and collecting installment accounts receivable, costs associated with additional investments in infrastructure to support Puerto Rican operations, including nine stores acquired in October 1995, and a loss of leverage on fixed-type expenses due to lower comparable store sales compared to the prior year period. The impact of these increases was partially offset by reduced advertising expense, as a percentage of sales, compared to the prior year period.

      Interest expense decreased to 3.5% of sales in the first quarter of fiscal 1997 from 3.6% of sales in the first quarter of the prior year. The decrease is mainly due to lower long-term debt levels. For the quarter, weighted average long-term debt decreased to $364.4 million from $392.6 million in the prior year. Weighted average long-term interest rates decreased to 7.8% from 7.9% in the prior year period. Weighted average short-term debt increased to
<page 7>
$180.6 million from $151.8 million in the prior year. Weighted average short-term interest rates decreased to 5.7% from 6.4% in the prior year. The Company expects to focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to changes in short-term interest rates.

      The provision for doubtful accounts increased for the first quarter, as a percentage of sales, to 6.3% from 4.7% in the prior year quarter. The increase was the result of the lagging effects of a rise in the portfolio loss rate and related write-offs experienced in the third and fourth quarters of fiscal year 1996. The credit extension and collection process is constantly monitored by management to minimize the portfolio loss rate.

      The income tax rate in effect for the first quarter of fiscal 1997 was 35.6% compared to 36.8% for the first quarter of fiscal 1996. This decrease in the income tax rate is primarily the result of higher fixed dollar income tax credits in the current year (as a percentage of pretax income) and the lower effective tax rate on the Company's Puerto Rican earnings compared to the Company as a whole.


LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $5.4 million to $10.6 million at May 31, 1996, from $16.0 million at February 29, 1996, compared to an increase of $3.5 million in the comparable period a year ago.

      Net cash outflow from operating activities was $4.2 million, compared to a net cash outflow of $8.8 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operating
activities because it extends credit to its customers.   An increase in accounts
receivable due to a 13.1% increase in sales during the quarter led to the net cash outflow during the first quarter of fiscal 1997. During the quarter, inventory levels rose primarily due to the new stores added in addition to certain new merchandise items being added to store line-ups. This increase in inventory was offset by a corresponding increase to the Company's payable accounts. Continued extension of credit and related increases in customer accounts receivable will likely produce negative cash flow from operations in the upcoming fiscal 1997 quarters. However, the Company periodically sells accounts receivable as a source of liquidity, providing additional positive cash flows from operating activities.

      Investing activities produced negative cash flows of $21.7 million during the first quarter of fiscal 1997 compared to negative cash flows of $18.8 million in the prior year first quarter. The increase in negative cash flows from investing activities is primarily due to increased funding of certain miscellaneous investments made during the first quarter of fiscal 1997. The Company expects total capital spending for fiscal 1997 to be stable as a percentage of both sales and assets compared to the prior fiscal year.
Capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

     Financing activities produced positive cash flows of $20.5 million during the first quarter of fiscal 1997 compared to a $31.2 million positive cash flow in the prior year first quarter. The positive cash flow from financing activities in both the current and prior year quarters was due to an increase in notes payable. The Company has a $400.0 million revolving credit facility, of which $230.0 million was unused at May 31, 1996. The Company also has lines of credit with banks, totaling $60.0 million, of which $8.7 was unused at May 31, 1996. In addition, the Company has a commitment from a bank to borrow $60.0 million for five years, if necessary.

<page 8>

OUTLOOK

      The retail furniture environment showed only minimal improvement during the first quarter of fiscal 1997 and thus the Company is anticipating marginal same store sales increases in the upcoming quarters. However, during the first quarter of fiscal 1997, the underlying trends in costs of sales and selling, general and administrative expense showed improvement (as a percentage of sales) as compared to the third and fourth quarters of the prior fiscal year. These improvements were the result of the Company's disciplined promotional strategy and related focus on merchandising margins and cost control. The Company anticipates these improving trends will continue and result in favorable year over year improvements to costs of sales and selling, general and administrative expense (as a percentage of sales) in the third and fourth quarters of this fiscal year.

      Certain statements included in the above discussion are not based on historical facts, but are forward-looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, adverse changes in the Company's customer spending habits, continued availability of capital and financing, competitive factors, and economic and other factors affecting the Company's business beyond the Company's control.


<page 9>

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 12, 1996                  /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      July 12, 1996                  /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer


<page 10>


Item 6.      Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There were no reports on Form 8-K filed during the quarter ended May 31, 1996.



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

<page 11>

EXHIBIT 11
                             HEILIG-MEYERS COMPANY
                       COMPUTATION OF PER SHARE EARNINGS
                 (Amounts in thousands except per share data)


                                       Three Months Ended

                                      May 31,       May 31,
                                       1996          1995

Primary Earnings Per Share:

  Average number of
    shares outstanding                48,584        48,549

  Net effect of stock
    options                            1,096         1,080

  Average number of
    shares as adjusted                49,680        49,629

  Net earnings                       $12,371       $18,466

  Per share amount                   $   .25       $   .37


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding                48,584        48,549

  Net effect of stock
    options                            1,138         1,244

  Average number of
    shares as adjusted                49,722        49,793

  Net earnings                       $12,371       $18,466

  Per share amount                   $   .25       $   .37


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended May 31, 1996 were not included in the earnings per share calculation.

<page 12>