Form 10-Q/A
period 1996-05-31
HEILIG MEYERS CO
filed 1996-08-07
CIK 46601

UNITED STATES
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


C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $70,134,000 and $54,714,000 and unearned finance income was $62,409,000 and $60,114,000 at May 31, 1996, and February 29, 1996, respectively.

E. The Company made interest payments of $10,577,000 and $9,779,000 during the three months ended May 31, 1996, and May 31, 1995, respectively.