Form 10-Q
period 1996-08-31
HEILIG MEYERS CO
filed 1996-10-15
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1996              or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1996.

     48,622,771 shares of Common Stock, $2.00 par value.

                                HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three and Six Months Ended August 31, 1996
            and August 31, 1995 (Unaudited)                            3

            Consolidated Balance Sheets as of
            August 31, 1996 (Unaudited),
            and February 29, 1996 (audited)                            4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1996 and
            August 31, 1995 (Unaudited)                                5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

PART II.    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders     11

Item 5.       Other Information                                       12

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits - see Index to Exhibits                      15
            b.  There were no reports on Form 8-K filed
                during the quarter ended August 31, 1996.



                                HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                    (Unaudited)


                                  Three Months Ended     Six Months Ended
                                       August 31,           August 31,
                                    1996      1995        1996      1995


Revenues:
      Sales                       $286,989  $270,356   $587,680   $536,324
      Other income                  56,534    54,505    113,757    107,508
        Total revenues             343,523   324,861    701,437    643,832

Costs and Expenses:
      Costs of sales               191,205   179,853    384,920    349,458
      Selling, general and
        administrative             111,179   103,018    226,637    201,143
      Interest                      10,974    10,453     21,565     19,970
      Provision for doubtful
        accounts                    18,080    13,859     37,023     26,373
        Total costs and expenses   331,438   307,183    670,145    596,944

Earnings before provision for
      income taxes                  12,085    17,678     31,292     46,888

Provision for income taxes           4,338     6,362     11,175     17,107

Net earnings                      $  7,747  $ 11,316   $ 20,117   $ 29,781


Net earnings per share of common
  stock:
      Primary and fully diluted      $0.16     $0.23      $0.41      $0.60


Cash dividends per share of
      common stock                   $0.07     $0.07      $0.14      $0.14




See notes to consolidated financial statements.


                                      HEILIG-MEYERS COMPANY
                                  CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands except par value data)



                                                  August 31,      February 29,
                                                    1996             1996
                                                 (Unaudited)      (Audited)
ASSETS

Current assets:
      Cash                                       $   14,080       $   16,017
      Accounts receivable, net                      558,195          518,969
      Other receivables                              16,042           13,638
      Inventories                                   310,067          293,191
      Other                                          54,590           53,501
         Total current assets                       952,974          895,316

Property and equipment, net                         240,226          216,059
Excess costs over net assets acquired, net          187,008          177,585

                                                 $1,380,208       $1,288,960


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $   75,000       $  190,000
      Long-term debt due within
         one year                                    99,245           17,812
      Accounts payable                               82,022           87,739
      Accrued expenses                               85,333           71,916
         Total current liabilities                  341,600          367,467

Long-term debt                                      454,761          352,631
Deferred income taxes                                50,741           49,879

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,245           97,143
      Capital in excess of par value                121,478          120,769
      Retained earnings                             314,383          301,071
            Total stockholders' equity              533,106          518,983

                                                 $1,380,208       $1,288,960




See notes to consolidated financial statements.


                                 HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                        Six Months Ended
                                                           August 31,
                                                     1996            1995

Cash flows from operating activities:
   Net earnings                                    $ 20,117       $ 29,781
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 15,603         14,298
       Provision for doubtful accounts               37,023         26,373
       Other, net                                      (117)          ---
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                    (76,948)       (81,373)
             Sale of accounts receivable               ---         100,000
             Other receivables                       (2,404)        (4,079)
             Inventories                             (9,199)        (7,814)
             Prepaid expenses                        (2,426)       (12,390)
             Accounts payable                        (5,717)        (6,047)
             Accrued expenses                        12,918          5,808

               Net cash (used)/provided
               by operating activities              (11,150)        64,557

Cash flows from investing activities:
   Acquisitions, net of cash acquired                (8,506)        (9,644)
   Additions to property and equipment              (37,676)       (32,666)
   Disposals of property and equipment                  508          1,220
   Miscellaneous investments                         (7,164)        (3,913)

               Net cash used by investing
               activities                           (52,838)       (45,003)

Cash flows from financing activities:
   Net increase (decrease) in notes payable        (115,000)        10,200
   Proceeds from long-term debt                     199,612              0
   Payments of long-term debt                       (16,437)       (21,561)
   Issuance of common stock                             681            116
   Dividends paid                                    (6,805)        (6,799)

              Net cash provided/(used)
               by financing activities               62,051        (18,044)

Net (decrease)/increase in cash                      (1,937)         1,510
Cash at beginning of period                          16,017         10,360
Cash at end of period                              $ 14,080       $ 11,870



See notes to consolidated financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying consolidated financial statements of Heilig-Meyers Company have not been audited by independent accountants, except for the balance sheet at February 29, 1996. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The results for the second quarter of fiscal year 1997 are not necessarily indicative of future financial results.

B. On June 19, 1996, the Board of Directors declared a cash dividend of $0.07 per share which was paid on August 24, 1996, to stockholders of record on July 17, 1996.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $64,944,000 and $54,714,000 and unearned finance income was $60,300,000 and $60,114,000 at August 31, 1996, and February 29, 1996, respectively.

D. The Company made income tax payments of $1,231,000 and $12,812,000 during the three months ended August 31, 1996, and August 31, 1995, respectively.

E. The Company made interest payments of $10,974,000 and $9,380,000 during the three months ended August 31, 1996, and August 31, 1995, respectively.


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


RESULTS OF OPERATIONS

       Total revenues for the second quarter rose 5.7% to $343.5 million from $324.9 million in the prior year. Net earnings decreased 31.5% to $7.7 million (or $.16 per share) from $11.3 million (or $0.23 per share) in the prior year period.

       Sales for the second quarter increased 6.2% to $287.0 million from $270.4 million in the prior year period. For the six month period ended August 31, 1996, sales increased 9.6% to $587.7 million from $536.3 million in the prior year. Comparable store sales were -3.4% and -0.7% compared to 3.1% and 2.8% for the three and six months ended August 31, 1996 and 1995, respectively. The overall increase in sales for both periods was attributable to increased volume due to the addition of 66 stores from August 31, 1995 to August 31, 1996. The Company's Eastern stores provided 80% of total sales for the second quarter, or $228.8 million, representing a 2.5% increase over the same period of the prior year. The Company's Western stores added $35.4 million, or 12% of total sales, representing a 16.9% increase over the second quarter of the prior year. The Company's 31 Puerto Rican stores contributed $22.8 million, or 8% of total sales. Sales increases were below Management's expectations due to a continued sluggish home furnishings retail environment and lower than anticipated sales of seasonal goods. Overall sales increases for the three and six months ended August 31, 1996 were due to increased volume with an immaterial impact from price changes.


       As a percentage of sales, other income decreased during the second quarter to 19.7% from 20.2% in the prior year second quarter. For the six months ended August 31, 1996, other income decreased, as a percentage of sales, to 19.4% from 20.0% in the prior year. The decrease in both periods is primarily the result of additional interest costs associated with a larger pool of securitized receivables. Interest costs related to securitized receivables, which are based on the dollar value of receivables sold to third parties, are netted against finance income. Proceeds from securitized receivables are generally used by the Company to lower debt levels.

       Costs of sales increased during the second quarter to 66.6% of sales from 66.5% in the prior year period. The Company's disciplined pricing strategy resulted in improved raw margins during the second quarter compared to the prior year period. However, these improvements were offset by higher fixed-type expenses such as occupancy and delivery, as a percentage of sales, due to loss of sales leverage resulting from negative comparable store sales during the second quarter. For the six month period ended August 31, 1996, costs of sales were 65.5% compared to 65.1% in the prior year. This increase is mainly due to loss of sales leverage on occupancy and delivery costs for the six months ended August 31, 1996.

       Selling, general and administrative expense increased as a percentage of sales to 38.7% from 38.1% in the prior year quarter. For the six month period ended August 31, 1996, selling, general and administrative expense was 38.6% compared to 37.5% in the prior year. The increase in both periods was primarily the result of loss of sales leverage on certain fixed-type expenses such as salaries and related costs. These increases were partially offset by lower advertising, as a percentage of sales, in both periods.

       Interest expense decreased to 3.8% of sales in the second quarter of fiscal 1997 from 3.9% of sales in the second quarter of the prior year. The decrease is mainly due to lower short-term interest rates compared to the same period in the prior year. Weighted average short-term interest rates for the second quarter decreased to 5.9% from 6.3% in the prior year. Weighted average short-term debt decreased to $207.4 million from $208.0 million in the prior year period. Weighted average long-term interest rates remained the same at 7.9% compared to the prior year period. For the quarter, weighted average long-term debt increased to $401.9 million from $386.2 million in the prior year period. For the six month periods ended August 31, 1996 and August 31, 1995, interest expense equaled 3.7% of sales. On August 9, 1996, the Company's wholly-owned subsidiary MacSaver Financial Services (MFS), completed a public debt issuance of $200.0 million, seven year notes due August 2003 at a fixed rate of 7.875% unconditionally gauranteed by the Company. Proceeds from the issuance were used to pay down short-term bank debt, thereby increasing the percentage of long-term fixed rate funding. This issuance is consistent with the Company's focus on structuring its debt portfolio to contain a higher percentage of long-term fixed rate financing, thereby reducing its exposure to changes in short-term interest rates.

       The provision for doubtful accounts increased in the second quarter, as a percentage of sales, to 6.3% from 5.1% in the prior year. For the six months ended August 31, 1996, the provision increased to 6.3% from 4.9% in the prior year. The increase in both periods was the result of a rise in the portfolio loss rate and related write-offs experienced in the second half of fiscal 1996 and first half of fiscal 1997. The extension of credit is constantly monitored by management to minimize the portfolio loss rate.

       The income tax rate in effect for the second quarter of fiscal 1997 was 35.9% compared to 36.0% for the second quarter of fiscal 1996. For the six months ended August 31, 1996, the income tax rate was 35.7% compared to 36.5% in the prior year period. The decrease in the income tax rate in both periods is the result of larger fixed dollar income tax credits in the current year and a favorable impact from the Company's Puerto Rican operations in the current year which have a lower effective tax rate compared to the Company as a whole.


LIQUIDITY AND CAPITAL RESOURCES

       The Company decreased its cash position $1.9 million to $14.1 million at August 31, 1996, from $16.0 million at February 29, 1996, compared to a increase of $1.5 million in the comparable period a year ago.

       Net cash outflow from operating activities was $11.2 million, compared to a net cash inflow of $64.6 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers. An increase in accounts receivable due to a 9.6% increase in sales for the six months ended
August 31, 1996 led to the net cash outflow for the period. Also contributing to the net cash outflow was an increase in inventory levels due primarily to new stores added during the six months ended August 31, 1996.
This increase was offset by a corresponding increase to the Company's accrued expenses. In contrast, during the second quarter of fiscal 1996, the Company entered into an asset securitization agreement involving the sale of $100.0 million of accounts receivable. This resulted in a positive cash flow from operations for the six months ended August 31, 1995. Continued extension of credit and related increases in customer accounts receivable, combined with expected increases to inventory due to new store growth will likely produce negative cash flows from operations in the upcoming fiscal 1997 quarters. However, the Company periodically sells accounts receivable as a source of liquidity, providing additional positive cash flows from operating activities.

       Investing activities produced negative cash flows of $52.8 million during the first six months of fiscal 1997 as compared to negative cash flows of $45.0 million in the prior year period. For both the six month periods ended August 31, 1996 and August 31, 1995, negative cash flows from investing activities were primarily due to additions to property and equipment due to the opening of the Company's new stores. The Company opened 39 and 42 new stores in the six months ended August 31, 1996 and 1995, respectively. Capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

     Financing activities produced positive cash flows of $62.1 million during the first six months of fiscal 1997 as compared to an $18.0 million negative cash flow in the prior year period. During the second quarter of fiscal
1997, the Company received $199.6 million from a public debt issuance of $200.0 million, seven year notes. A portion of the proceeds was used to reduce the Company's notes payable. The Company has a $400.0 million revolving credit facility, of which $340.0 was unused at August 31, 1996.
The Company also has lines of credit with banks, totaling $60.0 million, of which $45.0 was unused at August 31, 1996. In addition, the Company has a commitment from a bank to borrow $60.0 million for five years, if necessary.


OTHER INFORMATION

       On August 27, 1996, the Company announced it had signed a letter of intent to buy certain assets relating to 20 stores of McMahan's Furniture Company, of Santa Monica, California. Closing took place on October 1, 1996. The acquisition was financed by the Company's existing credit facilities. These stores are located in California, Washington and Nevada.

       On September 17, 1996, the Company announced it had entered into a merger agreement with Rhodes, Inc. based in Atlanta, Georgia. Rhodes is a publicly traded specialty furniture retailer with 106 stores in 15 states located primarily in the southeastern United States. Under the terms of the agreement, Rhodes shareholders will receive one share of Heilig-Meyers stock for every two shares of Rhodes stock. Heilig-Meyers will issue approximately 4.5 million common shares in the transaction. The transaction is currently structured to be a tax-free exchange of shares and accounted for under purchase accounting rules. The merger is subject to certain closing conditions, including the approval of the stockholders of Rhodes, Inc. and is expected to close by the end of the Company's fiscal year.

       The Company also announced it had signed a letter of intent to purchase certain assets relating to 23 stores of Self Service Furniture Company, headquartered in Spokane, Washington. These stores are located in Washington, Oregon, Idaho, California and Montana. The acquisition will be financed by the Company's existing credit facilities. Closing is anticipated to take place in October 1996.












OUTLOOK

       The retail furniture environment remained sluggish during the second quarter of fiscal 1997 and there appears to be no fundamental reason to anticipate a significant turn in the environment in the upcoming third and fourth quarters. As a result, the Company anticipates sales trends to remain under pressure for the remainder of fiscal 1997. However, during the first and second quarters of fiscal 1997, the underlying trends in costs of sales and selling, general and administrative expense showed improvement (as a percentage of sales) as compared to the third and fourth quarters of the prior fiscal year. These improvements were the result of the Company's disciplined promotional strategy and related focus on merchandising margins and cost control. The Company anticipates these improving trends will continue and, based on achieving marginal comparable store sales increases, result in favorable year over year improvements to costs of sales and selling, general and administrative expense (as a percentage of sales) in the third and fourth quarters of this fiscal year.

       Certain statements included in the above discussions are not based on historical facts, but are forward-looking statements. These statements reflect the Company's reasonable judgements with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.


                                  PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The Annual Meeting of the Company's shareholders was held June 19,
          1996.

(c)(i) The shareholders approved the ratification of the selection of Deloitte & Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

                      FOR                  -              40,739,145
                      AGAINST              -                  82,797
                      ABSTAIN              -                  78,467

(c)(ii) The shareholders of the Company elected a board of eleven directors for one-year terms. The elections were approved by the following vote:

                 Directors:                For            Withheld

              William C DeRusha         40,539,065         361,344
              Troy A. Peery, Jr.        40,563,211         337,198
              Alexander Alexander       40,546,213         354,196
              Robert L. Burrus, Jr.     40,514,149         386,260
              Benjamin F. Edwards, III  40,545,304         355,105
              Alan G. Fleisher          40,471,660         428,749
              Nathaniel Krumbein        40,497,865         402,544
              Hyman Meyers              40,498,519         401,890
              S. Sidney Meyers          40,498,220         402,189
              Lawrence N. Smith         40,522,679         377,730
              George A. Thornton, III   40,547,313         353,096

(c)(iii) The shareholders of the Company voted on the proposal to amend the Company's 1990 Stock Option Plan (the "1990 Plan). The amendment was approved by the following vote:

                      FOR                  -              38,884,905
                      AGAINST              -               1,851,182
                      ABSTAIN              -                 164,322
                      BROKER NON-VOTES     -                       0

(c)(iv) The shareholders of the Company voted on the proposal to amend the Company's 1994 Stock Option Plan (the "1994 Plan). The amendment was approved by the following vote:

                      FOR                   -             32,889,960
                      AGAINST               -              7,847,214
                      ABSTAIN               -                163,235
                      BROKER NON-VOTES      -                      0

(c)(v) The shareholders of the Company also voted on the proposal to approve the Company's Annual Performance-Based Bonus Plan (the "Bonus Plan"). The proposal was approved by the following vote:

                      FOR                   -             39,952,474
                      AGAINST               -                794,142
                      ABSTAIN               -                153,793
                      BROKER NON-VOTES      -                      0



Item 5.       Other Information.

(i). On July 8, 1996, the Company and its wholly-owned finance subsidiary, MacSaver Financial Services, Inc. (MFS), filed a joint Registration Statement on Form S-3 under the 1933 Act relating to up to $400,000,000 aggregate principle amount of Securities consisting of
        (i) shares of the Company's common stock, $2.00 par value, (ii) Company warrents to purchase Common Stock and (iii) debt securities consisting of debentures, notes and/or other unsecured evidences of indebtiveness of MFS, unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Company. The Registration Statement was declared effective on July 24, 1996.
        On August 9, 1996, MFS completed a public debt issuence of $200,000,000, seven-year 7 7/8% notes due August 1, 2003 unconditionally gauranteed by the Company. The proceeds of the offering were used for general corporate purposes.

(ii). On September 6, 1996 the Company announced that the Board of Directors appointed three additional directors. They were Ms. Beverley E. Dalton, owner of W.C. English, Inc., a general construction firm, Mr. Charles A. Davis, Limited Partner of Goldman Sachs and Co., and Dr. Eugene Trani, President of Virginia Commonwealth University.



Item 6.        Exhibits and Reports on Form 8-K.

              (a)     Exhibits.  See INDEX TO EXHIBITS

              (b) There were no reports on Form 8-K filed during the quarter ended August 31, 1996.



                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      October 14, 1996               /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      October 14, 1996               /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer




                                     INDEX TO EXHIBITS
                                                                         PAGE

Exhibit 3.    Company's By-laws, as amended.                               16

Exhibit 4(a). Indenture dated as of August 1, 1996, among Heilig-Meyers,
              MacSaver and First Union National Bank of Virginia, as Trustee, filed with the Commission as Exhibit 4(a) to the Company's Current Report on Form 8-K dated September 11, 1996, is expressly incorporated herein by this reference.

Exhibit 4(b). Officer's Certificate dated August 9, 196, relating to the public offering by MacSavor Financial Services, Inc. of $200 million aggregate principal amount of 7 7/8% Notes due August 1, 2003, guaranteed as to payment of principal and interest by the Company, filed with the Commission as
              Exhibit 4(b) to the Company's Current Report on Form 8-K dated September 11, 1996, is expressly incorporated herein by this reference.

Exhibit 11. Computation of Per Share Earnings                              22

Exhibit 27. Financial Data Schedule                                        23



EXHIBIT 3

                                           BY-LAWS

                                             OF

                                    HEILIG-MEYERS COMPANY

                                     ARTICLE 1 - OFFICES


A. The principal office of the Corporation shall be at 2235 Staples Mill Road, Richmond, Virginia. The Corporation may also have offices at such other places, within or without the State of Virginia, as the Board of Directors may, from time to time, appoint, or the business of the Corporation may require.
B. The registered office of the Corporation shall be its initial registered office as shown in the Articles of Incorporation or at such other place in Virginia as the Board of Directors shall, from time to time, appoint, and may, but need not, be at the principal office of the Corporation.

                           ARTICLE II - STOCK AND OTHER SECURITIES

A. Certificates of Stock shall be in such form as is required by law and approved by the Board of Directors. Each stockholder shall be entitled to a certificate signed by either the Chairman of the Board and Chief Executive Officer or a Vice President, and by either the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary or any other officer authorized by resolution of the Board of Directors. Each certificate may (but need not) be sealed with the seal of the Corporation or a facsimile thereof.
B. The signatures of the officers upon a stock certificate, bond, note or debenture issued by the Corporation may be facsimiles if such stock certificate is countersigned by a transfer agent or registered by a registrar, other than the Corporation itself or an employees of the Corporation, or if such bond, note or debenture is countersigned or otherwise authenticated by the signature of a trustee. If any officer who has signed, or whose facsimile signature has been placed upon, a stock certificate, bond, note or debenture, shall be ceased to be such officer before such certificate, bond, note or debenture is issued, or may be issued by the Corporation with the same effect as if he were such officer at the date of its issue.
C. Only stockholders of record on the stock transfer books of the Corporation shall be entitled to be treated by the Corporation as the holders of the stock standing in their respective names, and except to the extent, if any, required by law, the Corporation shall not be obligated to recognize any equitable or other claim to, or interest in, any share on the part of any other person, whether or not it shall have express or other notice thereof.
D. Transfers of stock shall be made on the stock transfer books only upon surrender of the certificate therefor, endorsed or accompanied by a written assignment signed by the holder of record or by his duly authorized attorney-in-fact. The Board of Directors may, from time to time, make reasonable regulations governing transfers of stock and other securities. No share shall be transferred, unless otherwise required by law, if such transfer would violate the terms of any written agreement to which the Corporation, and either the transferor or transferee, is a party.
E. In case of the loss, mutilation or destruction of a stock certificate, bond, note or debenture, a duplicate may be issued upon such terms, and bearing such legend, if any, as the Board of Directors may lawfully prescribe.

                             ARTICLE III - STOCKHOLDERS MEETING

A. Meetings of the stockholders shall be held at the principal office of the Corporation, or at such other place, within or without the State of Virginia, as the Board of Directors may designate from time to time. At least ten (10) days before each meeting, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, with the address and number of shares held by each, shall be prepared, kept on file subject to inspection by any stockholder during regular business hours, at the principal office of the Corporation or its registered office or the office of its transfer agent or registrar.
B. The annual meeting of the stockholders shall be held on the second Wednesday of July of each year (and if such day is a legal holiday, on the next business day) or such other date as may be set by the Board of Directors, for the purpose of electing Directors and transacting such other business as may properly come before the meeting.
C. Special meetings of the stockholders may be called by the Chairman of the Board and Chief Executive Officer, the President, the Secretary or the Board of Directors.
D. Written notice stating the place, day and hour of the meeting, and, in the case of a special meeting (or required by law or the Articles of Incorporation or these By-Laws), the purpose or purposes for which the meeting was called, shall be given to each stockholder entitled to vote at such meeting. Such notice shall be given either personally or by mail, by or at the direction of the officer or other person or persons calling the meeting not more than fifty (50) days nor less than ten (10) days before the date of the meeting (except that such notice shall be given not less than twenty-five
(25) days before a meeting called to act on a plan of merger of consolidation, or on proposal to amend the Articles of Incorporation or to reduce stated capital, or to sell,, lease, exchange, mortgage or pledge for a consideration other than money, all or substantially all the property or assets of the Corporation, if not in the usual and regular course of its business and such notice shall be accompanied by a copy of any proposed amendment or plan of reduction, merger or consolidation). Notice to a stockholder shall be deemed given when deposited in the United States mail, with postage prepaid, addressed to the stockholder at his address as it appears on the stock transfer books of the Corporation.
        Any stockholder who attends a meeting shall be deemed to have had timely and proper notice of the meeting, unless the attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.
E. Notice of any meeting may be waived, and any action may be taken by the stockholders without a meeting if a consent in writing, setting forth the action to be taken, shall be signed by all the stockholders entitled to vote thereon, in accordance with SS 13.1-27 and 13.1-28 of the Virginia Stock Corporation Act.
F. The stock transfer books may be closed by order of the Board of Directors for not more than fifty (50) days for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of the stockholders or any adjournment thereof (or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other purpose). In lieu of closing such books, the Board of Directors may fix in advance, as the record date for any such determination, a date not more than fifty (50) days before the date on which such meeting is to be held (or such payment is to be made, or other action requiring such determination is to be taken). If the books are not thus closed or the record date is not thus fixed, then the date on which the notice of the meeting was mailed (or on which such dividend is declared or such other action approved by the Board of Directors) shall be the record date.
G. The Chairman of the Board and Chief Executive Officer or the President shall preside as Chairman over the meetings of stockholders. If neither the Chairman of the Board and Chief Executive Officer nor the President is present, the meeting shall elect a chairman. The Secretary, or, in his absence, an Assistant Secretary, shall act as Secretary of such meeting. If no such officer is present, the chairman shall appoint the Secretary of the meeting.
H. Two inspectors of election may be appointed by the Board of Directors before each meeting of the stockholders; and if no such appointment has been made, or if any inspector thus appointed shall not be present, the Chairman may, and if requested by stockholders holding in the aggregate at least one-fifth (1/5) of the stock entitled to vote at the meeting shall, appoint such an inspector or inspectors to determine the qualifications of voters, the validity of proxies and the number of shares represented at the meeting, to supervise voting, and to ascertain the results thereof.
I. A stockholder may vote either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from its date unless otherwise provided in the proxy. A proxy may be revoked at any time before the shares to which it relates are voted by written notice, which may be in the form of a substitute proxy to the secretary of the meeting. A proxy apparently executed in the name of a partnership or other Corporation, or by one of several fiduciaries, shall be presumed to be valid until challenged, and the burden of proving invalidity shall rest upon the challenger.
J. The procedure at each meeting of the stockholders shall be determined by the Chairman of the meeting, and (subject to paragraph H of this Article
III) the vote on all questions before any meeting shall be taken in such manner as the Chairman prescribes. However, upon the demand of stockholders holding in the aggregate at least one-fifth (1/5) of the stock entitled to vote on any questions, such vote shall be by ballot.
K. A quorum at any meeting of stockholders shall be a majority of the shares entitled to vote, represented in person or by proxy. The affirmative vote of a majority of such quorum shall be the act of the stockholders, unless a greater vote is required by the Virginia Stock Corporation Act or the Articles of Incorporation (except that in elections of directors, those receiving the greatest number of votes shall be elected even though less than such a majority). Less than a quorum may, by the vote of a majority of the shares present and entitled to vote, adjourn the meeting to a fixed time and place, without further notice; and if a quorum shall then be present in person or by proxy, any business may be transacted which might have been transacted if a quorum had been present at the meeting as originally called.
L. All committees of stockholders created at any meeting of the stockholders shall be appointed by the Chairman of the meeting unless otherwise directed by the meeting.

ARTICLE IV - BOARD OF DIRECTORS

A. The Board of Directors shall consist of fourteen (14) persons, none of whom need be residents of Virginia or stockholders of the Corporation. Nominations for the election of directors may be made by the Directors or a nominating committee appointed by the Board of Directors or by any stockholder entitled to vote in the election of directors. A stockholder entitled to vote in the election of directors may nominate one or more persons for election as a director at an annual or special meeting of stockholders only if written notice of such stockholders intent to make such nomination has been given, either by personal delivery to the Secretary of the Corporation not later than the close of business on the tenth day following the date on which notice of such meeting is first mailed to stockholders or by Untied States mail, postage prepaid, to the Secretary of the Corporation postmarked not later than the tenth day following the date on which notice of such meeting is first mailed to stockholders. Each notice required by this section shall set forth: (1) the name and address of the stockholder who intends to make the nomination;
(2) the name, address, and principal occupation of each proposed nominee;
(3) a representation that the stockholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; and (4) the consent of each proposed nominee to serve as a director of the Corporation if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.
B. Regular meetings of the Board of Directors may be held without notice at such time and place as the Board of Directors may designate from time to time (and, in the absence of such designation, at the principal office of the Corporation). A regular meeting shall be held as soon as practicable after each annual meeting of the stockholders for the purpose of electing officers and transacting such other business as may properly come before the meeting.
C. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board and Chief Executive Officer or by any director.
D. Notice of the time and place of each special meeting shall be given to each director either by mail, telegraph, or written communication delivered to the address of such director as it appears in the records of the Corporation, at least twenty-four (24) hours before such meeting.
Neither the business to be transacted at, nor the purpose of, any meeting of the Board of Directors need be specified in the notice or any waiver of notice of such meeting.
               A director who attends a meeting shall be deemed to have had timely and proper notice thereof, unless he attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.
E. Notice of any meeting may be waived, and any action may be taken by the Board of Directors (or by any committee thereof) without a meeting if a consent in writing, setting forth the action taken, shall be signed by all the directors (or members of the committee, as the case may be), in accordance with SS13.1-41 and 13.1-41.1 of the Virginia Stock Corporation
Act.
F. Each director shall be elected to hold office until the next succeeding annual meeting, and shall hold office until his successor shall have been elected and qualifies, or until such earlier time as he shall resign, die or be removed. No decrease in the number of directors by amendment to these By-Laws shall change the term of any incumbent director.
G. Any director may be removed, with or without cause, by a vote of the holders of a majority of the number of shares entitled to vote at an election of directors.
H. Any vacancy in the Board of Directors (including any vacancy resulting from an increase of not more than thirty percent (30%) of the number of directors last elected by the shareholders) may be filled by the affirmative vote of a majority of the remaining directors, even though less than a quorum, unless filled by the stockholders.
I. A quorum at a meeting of the Board of Directors shall be a majority of the number of directors fixed by these By-Laws. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.
J. An Executive Committee consisting of at least two (2) or more directors may be designated by a resolution adopted by a majority of the number of directors fixed by these By-Laws. To the extent provided in such resolution, such Executive Committee shall have and may exercise all of the authority of the Board of Directors except to approve an amendment to the Articles of Incorporation or a plan of merger or consolidation.
               Other committees with limited authority may be designated by resolution adopted by a majority of the directors present at a meeting at which a quorum is present.
               Regular meetings of any committee may be held without notice at such time and place as shall be fixed by a majority of the committee.
Special meetings of any committee may be called at the request of the Chairman of the Board and Chief Executive Officer or any member of the committee. Notice of such special meetings shall be given by the Chairman of the Board and Chief Executive Officer or any member of any such committee, and shall be deemed duly given, or may be waived, or action may be taken without a meeting, as provided in paragraphs D and E of this
Article IV. A majority of any such committee shall constitute a quorum, and the act of a majority of those present at any meeting at which a quorum is present shall be the act of the committee, unless otherwise provided by the Board of Directors.

ARTICLE V - OFFICERS, AGENTS AND EMPLOYEES

A. The officers of the Corporation shall be a Chairman of the Board and Chief Executive Officer, a President, a Secretary, and a Treasurer, each of whom shall be elected by the Board of Directors at the regular meeting of the Board of Directors to be held as soon as practicable after each annual meeting of the stockholders, and any officer may be elected at any meeting of the Board of Directors. Any officer may hold more than one office and he may, but need not be a director, except that the same person may not be Chairman of the Board and Chief Executive Officer and Secretary, and the Chairman of the Board and Chief Executive Officer shall be a director. The Board may elect one or more Vice Presidents and any other officers and assistant officers and may fill any vacancies. The officers shall have such authority and perform such duties as generally pertain to their offices and as may lawfully be provided by these By-Laws or by resolution of the Board of Directors not inconsistent with these By-Laws.
B. The Chairman of the Board and Chief Executive Officer shall have general supervision over, responsibility for, and control of the other officers, agents, and employees of the Corporation and shall preside as Chairman at meetings of the stockholders and the directors. The Chairman of the Board and Chief Executive Officer shall also perform such duties and shall also have such authority as may lawfully be required of or conferred upon him by the Board of Directors.
C. The President and each Vice President shall perform such duties and shall have such authority as may be lawfully required of or conferred upon him by the Chairman of the Board and Chief Executive Officer or the Board of Directors. The President shall, during the absence, disqualification, or incapacity of the Chairman of the Board and Chief Executive Officer, exercise all the functions and perform all the duties of the Chairman of the Board and Chief Executive Officer.
D. The Secretary shall, as Secretary of the meeting, record all proceedings at stockholders meetings and directors meetings, in books kept for that purpose. He shall maintain the record of stockholders of the Corporation, giving the names and addresses of all stockholders and the number, classes and series of the shares held by each; and, unless otherwise prescribed by the Board of Directors, he shall maintain the stock transfer books.
E. The Treasurer shall have custody of all moneys and securities of the Corporation. He shall deposit the same in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors, disburse the funds of the Corporation as may be required, and cause books and records of account to be kept in accordance with generally accepted accounting practices and principles.
F. During the absence, disqualification, or incapacity of any officer of the Corporation other than the Chairman of the Board and Chief Executive Officer, the Chairman of the Board and Chief Executive Officer may be written order, or the Board of Directors may by resolution, delegate the power of each such officer to any other officer or employee of the Corporation.
G. Each officer shall be elected to hold office until the next succeeding regular meeting of the Board of Directors to be held as soon as practicable after each annual meeting of the stockholders, or for such longer or shorter term as the Board of Directors may lawfully specify; and he shall hold office until his successor shall have been elected and qualified, or until such earlier time as he shall resign, die or be removed.
H. Any officer may be removed, with or without cause, at any time whenever the Board of Directors in its absolute discretion shall consider that the best interests of the Corporation would be served thereby. Any officer or agent appointed otherwise than by the Board of Directors may be removed with or without cause at any time by any officer having authority to appoint such an officer or agent, except as may be otherwise provided in these By-Laws, whenever such officer in his absolute discretion shall consider that the best interests of the Corporation will be served thereby. Any such removal shall be without prejudice to the recovery of damages for breach of the contract rights, if any, of the person removed. Election or appointment of an officer or agent shall not of itself create contract rights.
I. Checks, drafts, notes and orders for the payment of money shall be signed by such officer or officers or such other person or persons as the Board of Directors may, from time to time, authorize, and any endorsement of such paper in the ordinary course of business shall be similarly made, except that any officer or assistant officer of the Corporation may endorse checks, drafts or notes for collection or deposit to the credit of the Corporation. The signature of any such officer or other person may be a facsimile when authorized by the Board of Directors.
J. Unless otherwise provided by resolution of the Board of Directors, the Chairman of the Board and Chief Executive Officer may, from time to time, himself or by such proxies, attorneys, or agents of the Corporation as he shall designate in the name and on behalf of the Corporation, cast the votes to which the Corporation may be entitled as a stockholder or otherwise in any other Corporation, at meetings, or consent in writing to any action by any such Corporation. He may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies consents, waivers, or other instruments as he may deem necessary or desirable in the premises.

ARTICLE VI - SEAL

        The seal of the Corporation shall be a flat-face circular die, of which there may any number of counterparts or facsimiles, in such form as the Board of Directors shall, from time to time, adopt as the corporate seal of the Corporation.

ARTICLE VII - AMENDMENTS

        These By-Laws may be repealed or changed, and new By-Laws made, by the stockholders entitled to vote at any annual or special meeting, or by the Board of Directors at any regular or special meeting. By-Laws made by the directors may be repealed or changed by the stockholders; and By-Laws made by the stockholders may be repealed or changed by the directors, except as, and to the extent that, the stockholders prescribe that the By-Laws, or any specified By-Law, shall not be altered, amended or repealed by the directors.



EXHIBIT 11
                                     HEILIG-MEYERS COMPANY
                               COMPUTATION OF PER SHARE EARNINGS
                         (Amounts in thousands except per share data)


                                 Three Months Ended        Six Months Ended
                               August 31,  August 31,   August 31,  August 31,
                                  1996        1995         1996        1995

Primary Earnings Per Share:

  Average number of
    shares outstanding           48,616       48,554      48,571       48,554

  Net effect of stock
    options                       1,059        1,296         718        1,188

  Average number of
    shares as adjusted           49,675       49,850      49,289       49,742

  Net earnings                   $7,747      $11,316     $20,117      $29,781

  Per share amount              $   .16      $   .23     $   .41      $   .60


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding           48,616       48,554      48,571       48,554

  Net effect of stock
    options                       1,059        1,296         733        1,270

  Average number of
    shares as adjusted           49,675       49,850      49,304       49,824

  Net earnings                   $7,747      $11,316     $20,117      $29,781

  Per share amount              $   .16      $   .23     $   .41      $   .60


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended August 31, 1996 were not included in the earnings per share calculation.