Form 10-Q
period 1996-11-30
HEILIG MEYERS CO
filed 1997-01-14
CIK 46601

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1996              or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1997.

     48,622,771 shares of Common Stock, $2.00 par value.

<Page 1>

                                HEILIG-MEYERS COMPANY
                                        INDEX




                                                                     Page
PART I.     FINANCIAL INFORMATION                                      1

Item 1.     Financial Statements
            Consolidated Statements of Earnings for
            Three and Nine Months Ended November 30, 1996
            and November 30, 1995 (Unaudited)                          3

            Consolidated Balance Sheets as of
            November 30, 1996 (Unaudited),
            and February 29, 1996 (Audited)                            4

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 1996 and
            November 30, 1995 (Unaudited)                              5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                         7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          14

<page 2>

                                 HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                 Three Months Ended     Nine Months Ended
                                     November 30,         November 30,
                                  1996      1995        1996      1995

Revenues:
      Sales                     $351,725  $317,670   $  939,406  $  853,994
      Other income                61,749    57,809      175,506     165,316
        Total revenues           413,474   375,479    1,114,912   1,019,310

Costs and Expenses:
      Costs of sales             228,111   209,231      613,032     558,689
      Selling, general and
        administrative           135,808   122,836      362,445     323,979
      Interest                    11,850    10,105       33,415      30,075
      Provision for doubtful
        accounts                  23,004    20,458       60,027      46,830
        Total costs and expenses 398,773   362,630    1,068,919     959,573

Earnings before provision for
      income taxes                14,701    12,849       45,993      59,737

Provision for income taxes         5,209     4,092       16,384      21,193

Net earnings                     $ 9,492  $  8,757     $ 29,609    $ 38,544


Net earnings per share of common
  stock:
      Primary                      $0.19     $0.18        $0.60       $0.78
      Fully diluted                $0.19     $0.18        $0.60       $0.77


Cash dividends per share of
      common stock                 $0.07     $0.07        $0.21       $0.21




See notes to consolidated financial statements.

<page 3>

                         HEILIG-MEYERS COMPANY
                      CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value data)



                                                 November 30,      February 29,
                                                    1996             1996
                                                 (Unaudited)       (Audited)
ASSETS

Current assets:
      Cash                                       $    9,858       $   16,017
      Accounts receivable, net                      617,431          518,969
      Other receivables                              13,389           13,638
      Inventories                                   345,953          293,191
      Other                                          55,927           53,501
         Total current assets                     1,042,558          895,316

Property and equipment, net                         261,843          216,059
Excess costs over net assets acquired, net          212,857          177,585

                                                 $1,517,258       $1,288,960


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                              $  153,750       $  190,000
      Long-term debt due within
         one year                                    99,246           17,812
      Accounts payable                              121,598           87,739
      Accrued expenses                              103,373           71,916
         Total current liabilities                  477,967          367,467

Long-term debt                                      448,531          352,631
Deferred income taxes                                51,605           49,879

Stockholders' equity:
      Preferred stock, $10 par value                    ---              ---
      Common stock, $2 par value                     97,246           97,143
      Capital in excess of par value                121,505          120,769
      Retained earnings                             320,404          301,071
            Total stockholders' equity              539,155          518,983

                                                 $1,517,258       $1,288,960




See notes to consolidated financial statements.

<page 4>

                                 HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                       Nine Months Ended
                                                         November 30,
                                                     1996            1995
Cash flows from operating activities:
   Net earnings                                    $ 29,609       $ 38,544
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization                 24,073         22,479
       Provision for doubtful accounts               60,027         46,830
       Other, net                                       406           (303)
   Change in operating assets and
    liabilities net of the effects
    of acquisitions:
             Accounts receivable                   (161,199)      (186,862)
             Sale of accounts receivable               ---         100,000
             Other receivables                          249        (10,431)
             Inventories                            (32,164)       (30,200)
             Prepaid expenses                        (4,965)       ( 5,295)
             Accounts payable                        33,859         24,034
             Accrued expenses                        27,276         22,450
               Net cash (used)/provided
               by operating activities              (22,829)        21,246

Cash flows from investing activities:
   Acquisitions, net of cash acquired               (52,979)       (11,945)
   Additions to property and equipment              (53,321)       (44,269)
   Disposals of property and equipment                  980          2,862
   Miscellaneous investments                         (9,139)        (8,551)
               Net cash used by investing
               activities                          (114,459)       (61,903)

Cash flows from financing activities:
   Net increase (decrease) in notes payable         (36,250)        79,200
   Proceeds from long-term debt                     199,612              0
   Payments of long-term debt                       (22,666)       (27,888)
   Issuance of common stock                             709            262
   Dividends paid                                   (10,276)       (10,198)

              Net cash provided
               by financing activities              131,129         41,376

Net (decrease)/increase in cash                      (6,159)           719
Cash at beginning of period                          16,017         10,360
Cash at end of period                              $  9,858       $ 11,079

See notes to consolidated financial statements.

<page 5>

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying consolidated financial statements of Heilig-Meyers Company and its subsidiaries (the Company) have not been audited by independent accountants, except for the balance sheet at February 29, 1996. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The results for the third quarter of fiscal year 1997 are not necessarily indicative of future financial results.

B. On October 16, 1996, the Board of Directors declared a cash dividend of $0.07 per share which was paid on November 23, 1996, to stockholders of record on November 6, 1996.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $92,476,000 and $54,714,000 and unearned finance income was $70,608,000 and $60,114,000 at November 30, 1996, and February 29, 1996, respectively.

D. The Company made income tax payments of $16,204,000 and $22,956,000 during the three months ended November 30, 1996, and November 30, 1995, respectively.

E. The Company made interest payments of $7,748,000 and $11,084,000 during the three months ended November 30, 1996, and November 30, 1995, respectively.

F. MacSaver Financial Services, is the Company's wholly owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest
      associated with this debt is guaranteed by the Parent Company.   The
      summarized financial information concerning MacSaver Financial Services is as follows:

                         MacSaver Financial Services
                       Summarized Statement of Earnings
                           (Amounts in thousands)

                                     (Unaudited)           (Unaudited)
                                 Three Months Ended     Nine Months Ended
                                     November 30,         November 30,
                                  1996      1995          1996         1995

Net revenues                    $ 39,521  $ 31,387     $ 114,242  $   80,621
Operating expenses                26,347    18,463        76,162      45,014
   Earnings before taxes          13,174    12,924        38,080      35,607
Net earnings                       8,563     8,401        24,752      23,144

<page 6>

                            MacSaver Financial Services
                             Summarized Balance Sheet
                              (Amounts in thousands)

                                               November 30,      February 29,
                                                  1996             1996
                                               (Unaudited)       (Audited)

Current assets                                      2,140           15,409
Accounts receivable, net                          558,111          451,565
Due to affiliates                                 302,704          224,292
  Total Assets                                 $  862,955       $  691,266

Current liabilities                                21,973           16,814
Long-term debt                                    543,400          365,372
Notes payable                                     153,750          190,000
Stockholders equity                               143,832          119,080
  Total Liabilities and Equity                 $  862,955       $  691,266

<page 7>

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


RESULTS OF OPERATIONS

      Total revenues for the third quarter rose 10.1% to $413.5 million from $375.5 million in the prior year. Net earnings increased 8.4% to $9.5 million (or $.19 per share) from $8.8 million (or $0.18 per share) in the prior year period. Net earnings for the nine months ended November 30, 1996 decreased 23.2% to $29.6 million (or $.60 per share) from $38.5 million (or $0.77 per share) in the prior year period.

      Sales for the third quarter increased 10.7% to $351.7 million from $317.7 million in the prior year period. For the nine month period ended November 30, 1996, sales increased 10.0% to $939.4 million from $854.0 million in the prior year. The overall increase in sales for both periods was attributable to increased volume due to the addition of 113 stores from November 30, 1995 to November 30, 1996. Comparable store sales were unchanged for the three months
ended November 30, 1996 and decreased 0.6% for the nine month period.   The
Company's Eastern stores provided 77% of total sales for the third quarter, or $269.5 million, representing a 5.4% increase over the same period of the prior year. The Company's Western stores added $49.7 million, or 14% of total sales, representing a 48.6% increase over the third quarter of the prior year. The Company's 31 Puerto Rican stores contributed $32.5 million, or 9% of total sales. Sales increases were below management's expectations due to a continued sluggish home furnishings retail environment. The overall sales increases for the three and nine months ended November 30, 1996 were primarily due to increased volume with an immaterial impact from price changes.

      As a percentage of sales, other income decreased during the third quarter to 17.6% from 18.2% in the prior year third quarter. For the nine months ended November 30, 1996, other income decreased, as a percentage of sales, to 18.7% from 19.4% in the prior year. The decrease in both periods is primarily the result of additional interest costs due to a larger pool of securitized receivables. Interest costs related to securitized receivables, which are based on the dollar value of receivables sold to third parties, are netted against finance income. Proceeds from securitized receivables are generally used by the Company to lower debt levels.

      Costs of sales decreased during the third quarter to 64.9% of sales from 65.9% in the prior year period. For the nine month period ended November 30, 1996, costs of sales were 65.3% compared to 65.4% in the prior year. During the third quarter, raw selling margins improved over the prior year as a result of the Company's continual disciplined promotional strategy designed to protect margins. Compared to the prior year quarter, the merchandise sales mix included more furniture and bedding which contributed to the overall higher margins.

      Selling, general and administrative expenses decreased slightly as a percentage of sales to 38.6% from 38.7% in the prior year quarter. Cost control efforts over salaries and related expenses, as well as, lower discretionary spending, such as travel and outside services, contributed to the decrease for the quarter as a percentage of sales. For the nine month period ended November 30, 1996, selling, general and administrative expense was 38.6% compared to 37.9% in the prior year. The year-to-date increase is primarily the result of a loss of sales leverage on fixed type expenses due to lower than expected sales increases.

<page 8>

      Interest expense increased to 3.4% of sales in the third quarter of fiscal 1997 from 3.2% of sales in the third quarter of the prior year. The increase is mainly due to higher long-term borrowings, as a percentage of total debt, compared to the same period in the prior year. For the quarter, weighted average long-term debt increased to $550.9 million from $374.7 million in the prior year period. Weighted average long-term interest rates for the third quarter decreased to 7.8%, compared to 7.9% during the prior year period. Weighted average short-term interest rates for the third quarter decreased to 5.8% from 6.2% in the prior year. Weighted average short-term debt decreased to $106.8 million from $176.6 million in the prior year period. For the nine-month period ended November 30, 1996 and November 30, 1995, interest expense was 3.6% and 3.5% of sales, respectively.

      The provision for doubtful accounts increased in the third quarter, as a percentage of sales, to 6.5% from 6.4% in the prior year. For the nine months ended November 30, 1996, the provision increased to 6.4% from 5.5% in the prior year. The increase for the nine month period is a result of a rise in the portfolio loss rate and related write-offs, compared to the prior year. For the third quarter, these factors are consistent with trends in the prior year quarter. Based on information currently available, management does not expect the provision requirements, as a percentage of sales, to decrease in the fourth
quarter of fiscal 1997.   Management continues to monitor the extension of
credit and collection efforts in order to minimize the portfolio loss rate.

      The effective income tax rate in effect for the third quarter of fiscal
1997 was   35.4% compared to 31.8% for the third quarter of fiscal 1996.  The annual effective rate for fiscal 1996 was reduced to 35.5% from 36.5% during the third quarter of fiscal 1996. For the nine months ended November 30, 1996, the effective income tax rate was 35.6% compared to 35.5% in the prior year period.




LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $6.2 million to $9.9 million at November 30, 1996, from $16.0 million at February 29, 1996, compared to an increase of $720,000 in the comparable period a year ago.

      Net cash outflow from operating activities was $22.8 million, compared to a net cash inflow of $21.2 million in the comparable period of the prior year. The Company traditionally produces a deficit in cash flow from operations because it extends credit to its customers and continues to open additional operating units. The decrease from the prior year is primarily due to $100.0 million provided last year from the sale of accounts receivable, as well as, a slower growth in net accounts receivable this year. Cash used for increased inventory levels was offset by increases in accounts payable and accrued expenses.

      Investing activities produced negative cash flows of $114.5 million during the first nine months of fiscal 1997 as compared to negative cash flows of $61.9 million in the prior year period. For both the nine month periods ended November 30, 1996 and November 30, 1995, negative cash flows from investing activities resulted from additions to property and equipment as a result of the Company's new store growth. Cash outflows for acquisitions increased to $53.0 million for the nine months ended November 30, 1996, compared to $11.9 million for the same period ended November 30, 1995. This increase is primarily due to the acquisitions of certain assets of McMahan's Furniture of Santa Monica and Self Service Furniture, which were completed during the third quarter of 1996. The Company opened 111 and 67 new stores in the nine months ended November 30, 1996 and 1995, respectively. Future capital expenditures will continue to be financed by cash flows from operations, supplemented by funds from external sources.

<page 9>

     Financing activities produced positive cash flows of $131.1 million during the first nine months of fiscal 1997 as compared to an $41.4 million positive cash flow in the prior year period. The increase from the prior year was due to the issuance of $200.0 million, seven year notes due in 2003, the proceeds of which were used to pay down short term notes, as well as, an increase in current year short term borrowings to fund operating and investing cash requirements. The Company has a $400.0 million revolving credit facility, of which $270.0 was unused at November 30, 1996. The Company also has lines of credit with banks, totaling $60.0 million, of which $36.3 was unused at November 30, 1996.


OTHER INFORMATION

      On October 1, 1996, the Company purchased certain assets relating to 20 stores of J. McMahan's Furniture Company, of Santa Monica, California. The acquisition was financed by the Company's existing credit facilities. These stores are located in California, Washington and Nevada.

      The Company also purchased certain assets relating to 23 stores of Self Service Furniture Company, headquartered in Spokane, Washington, on October 25, 1996. These stores are located in Washington, Oregon, Idaho, California and Montana. The acquisition was financed by the Company's existing credit facilities.

      On December 31, 1996, the Company acquired Rhodes, Inc., a publicly traded specialty furniture retailer with 106 stores in 15 states located primarily in the southeastern United States. Under the terms of the merger agreement, Rhodes shareholders have the right to receive one share of Heilig-Meyers stock for every two shares of Rhodes stock. Heilig-Meyers will issue approximately 4.5 million common shares in the transaction. The transaction is structured to be a tax-free exchange of shares and accounted for under the purchase method of accounting.

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The Company does not expect the adoption of SFAS No. 125 to have a material impact on the financial statements.

<page 10>

OUTLOOK

      The retail furniture environment remained sluggish during the third quarter of fiscal 1997 and there appears to be no fundamental reason to anticipate a significant turn in the environment in the upcoming fourth quarter. As a result, the Company anticipates sales trends and earnings from operations to remain under pressure. The Company has concentrated its efforts on improving raw selling margins and maximizing efficiencies, through controlled selling, general and administrative costs. As a result of these efforts, during the third quarter, the company reported, as a percentage of sales, year over year improvements in gross margins and selling, general and administrative expenses. Management anticipates similar trends in the fourth quarter.

As previously discussed, the acquisition of Rhodes Inc. was closed on December 31, 1996. As a result, two months of Rhodes operations will be included in Heilig-Meyers results for the fiscal year ended February 28, 1997. Management believes there will be no material impact on earnings for fiscal 1997 as a result of this transaction.

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


Item 6.    Exhibits and Reports on Form 8-K.
           (a)   Exhibits.  See INDEX TO EXHIBITS
           (b) There were two Current Reports on Form 8-k filed during the quarter ended November 30, 1996. On September 11, 1996, the Company filed a Form 8-K in which it reported, under Item 5, that the Company and its wholly-owned subsidiary MacSaver Financial Services, Inc. had issued $200 million of debt securities. The Form 8-K included certain agreements and indentures related to this transaction. On September 25, 1996, the Company filed a Form 8-K in which it reported, under item 5, the execution of an Agreement and Plan of Merger, dated as of September 17, 1996 among Rhodes, Inc., Heilig-Meyers and its wholly-owned subsidiary HM Merger Subsidiary, Inc.

<page 11>
                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January   , 1996
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      January   , 1996
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer
<page 12>

                                     INDEX TO EXHIBITS
                                                                         PAGE



Exhibit 11. Computation of Per Share Earnings                              14

Exhibit 27. Financial Data Schedule                                        15

<page 13>

EXHIBIT 11
                                  HEILIG-MEYERS COMPANY
                               COMPUTATION OF PER SHARE EARNINGS
                         (Amounts in thousands except per share data)


                          Three Months Ended           Nine Months Ended
                       November 30,  November 30,   November 30,  November 30,
                            1996        1995            1996        1995

Primary Earnings Per Share:

  Average number of
    shares outstanding     48,623       48,555         48,571       48,554

  Net effect of stock
    options                   369        1,044            841        1,140

  Average number of
    shares as adjusted     48,992       49,599         49,412       49,694

  Net earnings             $9,492      $ 8,757        $29,609      $38,544

  Per share amount        $   .19      $   .18        $   .60      $   .78


Fully Diluted Earnings Per Share:

  Average number of
    shares outstanding     48,623       48,554         48,571       48,554

  Net effect of stock
    options                   369        1,044            855        1,195

  Average number of
    shares as adjusted     48,992       49,599         49,427       49,749

  Net earnings             $9,492      $ 8,757        $29,609      $38,544

  Per share amount        $   .19      $   .18        $   .60      $   .77


Earnings Per Common Share:

Earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The Company has issued stock options, which are the Company's only common stock equivalent, at exercise prices ranging from $5.52 to $35.06. Stock options which were antidilutive for the period ended November 30, 1996 were not included in the earnings per share calculation.

<page 14>