Form 10-Q/A
period 1996-11-30
HEILIG MEYERS CO
filed 1997-01-17
CIK 46601

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




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 14, 1996
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


Date:      January 14, 1996               /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer

<page 12>

Other Information:

Amended 10-Q filed because \s\ salutation was inadvertently omitted.