Form 10-K405
period 1997-02-28
HEILIG MEYERS CO
filed 1997-05-29
CIK 46601

(page 1)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 28, 1997 or

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1997 was approximately $624,713,837.

(page 2)
         This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 1, 1997 by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

         As of May 1, 1997, there were outstanding 54,414,463 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 18, 1997, are incorporated by reference into
Part III.


(page 3)
                                      INDEX

PART 1
ITEM 1.  BUSINESS                                                     Page
          A.  Introduction                                               4
          B.  Industry Segments                                          4
          C.  Nature of Business
                   General                                               4
                   Competition                                           5
          D.  Store Operations
                   General                                               5
                   Merchandising                                         6
                   Advertising and Promotion                             7
                   Credit Operations                                     7
                   Distribution                                          8
                   Customer Service                                      9
          E.  Corporate Expansion                                        9
          F.  Other Factors Affecting the Business of Heilig-Meyers
                   Suppliers                                            11
                   Service Marks, Trademarks and Franchise Operations   11
                   Seasonality                                          11
                   Employees                                            11
                   Foreign Operations and Export Sales                  11

ITEM 2.  PROPERTIES                                                     11

ITEM 3.  LEGAL PROCEEDINGS                                              13

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS           13

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
                  RELATED STOCKHOLDER MATTERS                           16

ITEM 6.  SELECTED FINANCIAL DATA                                        17
ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of
                   FINANCIAL CONDITION and RESULTS of OPERATIONS        19

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA                    24

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
                   on ACCOUNTING and FINANCIAL DISCLOSURE               43

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT            44

ITEM 11.  EXECUTIVE COMPENSATION                                        44

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
                   and MANAGEMENT                                       44

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS                44

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
                   REPORTS on FORM 8-K                                  44

(page 4)
                                     PART 1

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

          The Company has grown in recent years, in part, through a series of acquisitions. Among the largest recent acquisitions are the January 1994 acquisition of certain assets relating to 92 stores of McMahan's Furniture Company, the February 1995 acquisition of certain assets relating to the operations of 17 stores owned by Berrios Enterprises of Caguas, Puerto Rico, the October 1996 acquisition of certain assets relating to the 20 stores of J. McMahan's in Santa Monica, California and the unrelated acquisition of certain assets relating to the 23 stores of Self-Service Furniture Company of Spokane, Washington and the December 1996 acquisition of the Atlanta, Georgia-based Rhodes, Inc., a publicly traded home furnishings retailer with 105 stores in 15 states. Most recently, during February 1997, the Company acquired certain assets relating to the 10 stores of The RoomStore, Inc. of Ft. Worth, Texas. The Rhodes and RoomStore chains will continue to operate under their respective names and formats. The Company also acquired the assets of a 19-store furniture chain based in North Carolina on February 28, 1997. These stores began operations March 1, 1997 and are, therefore, excluded from the February 28, 1997 store count.

          As of February 28, 1997, Heilig-Meyers Company operates stores under four names and formats. The "Heilig-Meyers" name is associated with the Company's historical format with the majority of the stores operating in smaller markets with a broad line of merchandise. All of the Company's Puerto Rican stores operate under the "Berrios" name. The Berrios format is similar to the stores operated under the "Heilig-Meyers" name. The "Rhodes" name is used for the 105 stores acquired on December 31, 1996. The Rhodes format retailing strategy is selling quality furniture to a broad base of middle income customers. "The RoomStore" name and format is utilized for 10 stores acquired in February 1997 that display and sell furniture in complete room packages. The rooms are arranged by professional designers and sell at a value if purchased as a group.

                              B. Industry Segments

          The Company considers that it is engaged primarily in one line of business, the sale of home furnishings, and has one reportable industry segment. Accordingly, data with respect to industry segments has not been separately reported herein.

                              C. Nature of Business

General
          The Company is the nation's largest specialty retailer of home furnishings with 944 stores (as of February 28, 1997), 912 of which are located in 32 states with the remainder in Puerto Rico. The Company's Heilig- Meyers stores are primarily located in small towns and rural markets in the southeast, southcentral, midwest, west, northwest and southwest Continental United States. The 105 Rhodes stores are primarily located in the midsized markets and metropolitan areas of 15 southern, midwestern and western states.


          The Company's operating strategies include: (1) offering a broad

(page 5)
selection of competitively priced home furnishings, including furniture and accessories, and bedding, and in the Heilig-Meyers and Berrios stores, consumer electronics, appliances, and other items such as jewelry, small appliances and seasonal goods; (2) locating Heilig-Meyers stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan market; (3) offering credit programs to provide flexible financing to its customers; (4) utilizing centralized inventory and distribution systems in strategic regional locations to support store inventory and merchandise delivery operations; (5) emphasizing customer service, including free delivery on most major purchases in the Heilig-Meyers stores and repair service for consumer electronics and other mechanical items. As a result of the acquisition of Rhodes and The RoomStore, the Company now has the ability to expand by matching operating formats to markets with appropriate demographic and competitive factors. The Company expects to expand these formats as appropriate markets are identified.

          The Company believes this strategy of offering selection, credit, delivery and service generally allows its Heilig-Meyers stores to have the largest market share among home furnishings retailers in most of their small-town markets.

Competition
          The retail home furnishings industry is a highly competitive and fragmented market. The Company, as a whole, competes with large chains, independent stores, discount stores, furniture stores, specialty stores and others, some of which have financial resources greater than those of the Company, and some of which derive revenues from the sale of products other than home furnishings. The Company believes that the addition of the "Rhodes" and "The RoomStore" names and formats will enhance the Company's competitive position. The Company is now more capable of matching the store format with the local market environment. The Company believes the "Rhodes" and "The RoomStore" formats are better suited for larger markets than the Heilig-Meyers store format, which it believes better serves small towns.

          Due to volume purchasing, the Company believes it is generally able to offer merchandise at equal or lower prices than its competitors, particularly local independent and regional specialty furniture retailers. In addition, Management believes that it offers a broader selection of merchandise than many of its competitors. The Company believes that locating its Heilig-Meyers stores in small towns and rural markets provides an important competitive advantage. Currently, approximately 80% of all Heilig-Meyers stores are located in towns with populations under 50,000 that are more than 25 miles from a metropolitan market. Competition in these small towns largely comes from locally-owned store operations, which generally lack the financial strength to compete effectively with the Company. Consequently, the Company believes that its Heilig-Meyers stores have the largest market share among home furnishings retailers in the majority of their areas.

          Based on its experience, the Company believes its competitive environment is comparable in all geographic regions in which it operates.
Therefore, the Company does not believe that a regional analysis of its competitive market is meaningful at this time.

                               D. Store Operations

General
          The Company's Heilig-Meyers stores generally range in size from 10,000 to 35,000 square feet, with the average being approximately 20,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban shopping experience in a rural location. During the last five years, the Company has revised its Heilig-Meyers prototype store construction program. The Company's most recent version of its prototype stores opened in fiscal 1997. The Company added 3 of these stores in fiscal 1994, 7 in fiscal 1995, 8 in fiscal 1996, 8 in fiscal 1997 and plans to add up to 15 more for fiscal

(page 6)
1998. The prototype stores are 27,000 square feet and feature the latest display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. The Company's existing store remodeling program, under which stores are remodeled on a rotational basis, provides the Company's older stores with a fresh look and up-to-date displays on a periodic basis. During fiscal 1997, the Company remodeled 75 existing stores and approximately 105 additional remodelings are planned for fiscal 1998. The existing Rhodes and RoomStore formats average approximately 34,000 and 25,000 square feet, respectively.

          Each store unit is managed by an on-site manager responsible for day-to-day store operations including, if offered in that store, installment credit extension and collection. Stores are grouped into divisions and regions for executive management purposes.

          The Company has an extensive in-house education program to train new employees in its operations and to keep current employees informed of the Company's policies. This training program emphasizes sales productivity, credit extension and collection, and store administration. The training program utilizes the publication of detailed store manuals, internally produced training videotapes and Company-conducted classes for employees. The Company also has an in-store manager training program which provides potential managers hands-on experience in all aspects of store operations. The Company's ongoing education program is designed to provide a sufficient number of qualified personnel for its stores.

          In recent years, Heilig-Meyers has enhanced its operating systems to increase the availability and effectiveness of management information and to provide a foundation for planned future growth. In fiscal 1995, the Company made improvements to inventory management by use of just-in-time ordering and backhauling. Also during fiscal 1995, the Company completed a conversion to updated hardware, providing a foundation for numerous system enhancements. In fiscal 1996, the Company completed the installation of a new satellite system. This system provides immediate communication between the Company's corporate headquarters, Heilig-Meyers stores and distribution centers. As a result, the Company believes customer service has been improved by providing store management more timely access to information related to product availability. This system also provided the means for the Company to implement its new inventory reservation system and enhanced target marketing programs during fiscal 1997. The Rhodes and The RoomStore formats have operating systems in place that provide similar operating capabilities.

Merchandising
          The Company's Heilig-Meyers merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding and other items such as jewelry and seasonal goods. During the fiscal year ended February 28, 1997, the percentage of Heilig-Meyers stores' sales derived from the following merchandising categories was as follows:

Furniture and accessories                                60%
Consumer electronics                                     10
Bedding                                                  12
Appliances                                                8
Other (e.g. jewelry and seasonal goods                   10

          These percentages have not varied significantly over the past five fiscal years. The RoomStore and Rhodes stores primarily sell mid-price point furniture and bedding. Historically, 89% of Rhodes' sales consisted of furniture and accessories with bedding comprising the remaining 11%.

          The Company carries a wide variety of items within each merchandise category to appeal to individual tastes and preferences. The Company believes this broad selection of products has enabled it to expand its customer base

(page 7)
and increase repeat sales to existing customers. By carrying seasonal merchandise (heaters, air conditioners, lawn mowers, outdoor furniture, etc.) in its Heilig-Meyers stores, the Company has been able to moderate the seasonal fluctuations in its sales which are common to the industry.

          While the basic merchandise mix remained fairly constant during fiscal 1997, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. During fiscal 1997, the Company continued to strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements which improve inventory management.


Advertising and Promotion
          Direct mail circulars are a key part of the Company's marketing program. The Company centrally designs its direct mail circulars, which accounted for approximately 45% of the Company's advertising expenses in fiscal 1997. In fiscal 1997, the Company distributed over 140 million direct mail circulars. This included monthly circulars sent by direct mail to over nine million households on the Company's mailing list and special private sale circulars mailed to approximately two million of these households each month, as well as during special promotional periods.

          In addition to the Company's utilization of direct mail circulars, television and radio commercials are produced centrally and aired in virtually all of the Company's markets. Newspaper advertising is placed largely at the store level. The Company also utilizes Spanish language television and radio in selected markets with significant Hispanic populations. The Company also regularly conducts approximately 40 Company-wide promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. Besides the conventional marketing techniques noted above, Heilig-Meyers has sought alternative methods to increase the Company's name recognition and customer appeal. In fiscal 1997, the Company continued its sponsorship of the Heilig-Meyers NASCAR Racing Team as a means of enhancing the Company's name recognition among the millions of NASCAR fans in its current and potential market areas.

          During fiscal 1997, the Company continued to utilize market segmentation techniques (begun in fiscal 1994) to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of those potential customers most likely to make a purchase. The Company believes that the availability as well as the terms of credit are key determinants in the purchasing decision, and therefore, promotes credit availability by disclosing monthly payment terms in its circulars.

Credit Operations
          The Company believes that offering flexible credit options is an important part of its business strategy, which provides a significant competitive advantage. Because Heilig-Meyers installment credit is administered at the store level, terms can generally be tailored to meet the customer's ability to pay. Each Heilig-Meyers store has a credit manager who, under the store manager's supervision, is responsible for extending and collecting that store's accounts in accordance with corporate guidelines. Because Company representatives work with customers on a local level, they can often extend credit, without significantly increasing the risk of nonpayment, to customers whose other credit sources may be limited.

          The Company believes its credit program fosters customer loyalty and repeat business. Historically, approximately 80% of sales in the Heilig- Meyers stores have been made through the Company's installment credit program. Although the Company extends credit for original terms up to 24 months, the average term of the installment obligation for the fiscal year ended February 28, 1997, was approximately 17 months. The Company accepts major credit cards

(page 8)
in all of its stores and, in addition, offers a revolving credit program featuring its private label credit card. The Company promotes this program by direct mailings to revolving credit customers of acquired stores and potential new customers in targeted areas. Credit extension and collection of revolving accounts are handled centrally from the Company's Credit Center located in Richmond, Virginia.

          The Company offers a revolving credit program in the recently acquired Rhodes stores through a private label credit facility pursuant to an ongoing merchant agreement with Beneficial National Bank USA. The Company does not service or provide recourse on these accounts. All credit applications, sales, and many payments on account are processed electronically through Rhodes' point-of-sale system. Approximately 70% of Rhodes sales are made through the revolving credit program.

          Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not differ materially from recognition at time of shipment. The effect of sales returns prior to shipment date have been immaterial. Finance charges are included in revenues on a monthly basis as earned. During fiscal 1997, finance income amounted to $209,491,000, or approximately 13.1% of total revenues. Because credit operations are integrated with sales and store administration, management does not believe that an accurate allocation of various costs and expenses of operations can be made between retail sales and credit operations. Therefore, the Company is unable to estimate accurately the contribution of its financing operations to net income.

          The Company offers, but does not require, one or more of the following credit insurance products at the time of a credit sale: property, life, disability and unemployment insurance. The Company's employees enroll customers under a master policy issued by an unrelated third-party insurer with respect to these credit insurance products.

Distribution
          The Company currently operates eight Heilig-Meyers distribution centers in the Continental U.S. and one center in Puerto Rico. These centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; Moberly, Missouri; Fontana, California; Athens, Texas; and Cidra, Puerto Rico. The Athens distribution center was completed near the end of fiscal 1997, with full operations commencing in March 1997. During fiscal 1996, the Company expanded the Moberly distribution center with a 150,000 square foot addition. Currently, the Company's Heilig-Meyers distribution network has the capacity to service over 900 stores in the continental U.S. The Company plans to relocate the Fontana, CA distribution center in July 1997 to a larger, 400,000 square foot facility with highly mechanized operations including conveyor systems located in Hesperia, CA. The new distribution center will also contain the relocated Fontana Service Center as well as an outlet store. The Company also operates the eleven Rhodes distribution centers, which collectively have more than 1.1 million square feet and include home delivery operations in certain markets. The Company also operates The RoomStore's 200,000 square foot distribution center. Management is in the process of evaluating the distribution function in light of recent acquisitions in order to maximize warehousing and transportation efficiencies.

          The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling involves routing its trucks so that they can transport purchased inventory from suppliers to the distribution centers while returning from normal store deliveries. The Company backhauled approximately 26% of its purchased inventory in the Continental U.S. in fiscal 1997.

(page 9)
          Typically, each of the Company's Heilig-Meyers stores is located within 250 miles of one of the eight distribution centers, and each Rhodes store is within 100 miles of one of the eleven Rhodes distribution centers. The Company operates a fleet of trucks which delivers merchandise to each store at least twice a week. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

Customer Service
          The Company believes that customer service is an important element for success in the retail furniture business and therefore provides a broad range of services to its customers. These include home delivery and setup, as well as liberal policies with respect to exchanges and returns. In addition, the Company offers service agreements on certain merchandise sold in its stores. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Revenue from service policies and extended warranty contracts retained by the Company are deferred and recognized over the life of the contract period.

          In addition, the Company provides repair services on virtually all consumer electronics and mechanical items sold in its stores. The Company operates service centers in Fayetteville, North Carolina, Moberly, Missouri and Fontana, California. The Fayetteville Service Center occupies approximately 40,000 square feet and has the capacity to process 2,000 repair jobs a week. The Moberly Service Center occupies 35,000 square feet adjacent to the Moberly, Missouri Distribution Center and has the capacity to process 2,000 repair jobs a week. The Fontana service center occupies 15,000 square feet and has the capacity to process 750 repair jobs a week. The Fontana service center will be relocated with the distribution center to a 35,000 square foot facility in Hesperia, CA. The service centers provide service for all consumer electronic items, most mechanical items (except major appliances which are serviced locally) and watches. The service centers are also authorized to perform repair work under certain manufacturers' warranties. Service center trucks visit stores weekly, allowing one-week turnaround on most repair orders.


                             E. Corporate Expansion

          The Company has grown from 374 stores at February 29, 1992, to 944 stores at February 28, 1997. Over this time period, the Company has expanded from its traditional southeast operating region into the midwest, west, southwest, northwest and southcentral Continental United States as well as Puerto Rico. In addition, the Company has acquired new operating formats as a result of the Rhodes and The RoomStore acquisitions.

(PAGE)




(page 10)
          The following table discloses the Company's stores by state and format as of February 28, 1997:

                            Heilig-
State                       Meyers               Rhodes


Alabama                         37                    9
Arizona                         15
Arkansas                         3
California                      89
Colorado                         4                    8
Florida                         39                   18
Georgia                         53                   18
Idaho                            4
Iowa                            20
Illinois                        41                    2
Indiana                         20                    1
Kansas                                                1
Kentucky                        28                    2
Louisiana                       12
Maryland                         1
Mississippi                     30                    1
Missouri                        29                    6
Montana                          2
North Carolina                  88                   11
Nevada                           5
New Mexico                       7
Ohio                            34                    8
Oklahoma                         7
Oregon                           6
Pennsylvania                    16
South Carolina                  44                    6
Tennessee                       54                    6
Texas                           20                    8
Virginia                        45
Washington                      14
West Virginia                   27
Wisconsin                        3

                               797                  105

The Company also operates 10 The RoomStores in Texas and 32 Berrios stores in Puerto Rico.

Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 28, 1997, the Company opened or acquired 238 stores and closed 10 stores for a net increase, of 228 stores. Of the 238 new stores, 175 were existing furniture stores acquired by the Company in separate transactions, 55 were operations begun by the Company in vacant existing buildings and 8 were prototype stores built according to the Company's specifications.

          The Company constantly evaluates opportunities for further expansion of its business. The Company plans to add approximately 60 to 80 Heilig-Meyers stores in the Continental U.S. during fiscal 1998 by seeking acquisitions of existing businesses, obtaining and renovating existing retail space or constructing new prototype stores in selected small towns. Most fiscal 1998 expansion is expected to be focused in Texas, Louisiana and Oklahoma due to the proximity of the new Athens, Texas distribution center. In addition, the Company plans to add two new stores in Puerto Rico during fiscal 1998. In selecting new Heilig-Meyers locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a

(page 11)
distribution center and in towns with populations of 5,000 to 50,000 that are over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in its present and contiguous market areas. Growth opportunities of the recently acquired stores operating under the Rhodes and The RoomStore formats are being evaluated. The Company plans to expand these formats as the appropriate markets are identified.


             F.  Other Factors Affecting the Business of the Company

Suppliers
          During the fiscal year ended February 28, 1997, the Company's ten largest suppliers accounted for approximately 35% of merchandise purchased. The Company has no long-term contracts for the purchase of merchandise. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.

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

          The marks "Rhodes" and "The RoomStore" are federally registered service marks of the Company which were acquired in fiscal year 1997.

Seasonality
          Quarterly fluctuations in the Company's sales are insignificant.

Employees
          As of February 28, 1997, the Company employed approximately 18,200 persons full- or part-time in the Continental United States, of whom approximately 17,200 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices. As of February 28, 1997, the Company employed approximately 1,000 persons full- or part-time in Puerto Rico, of whom approximately 800 worked in the stores and distribution center, with the balance in the corporate office. The Company is not a party to any union contract and considers its relations with its employees to be good.

Foreign Operations and Export Sales
          The Company has no foreign operations and makes no export sales.


                                      ITEM 2.  PROPERTIES

          As of February 28, 1997, 668 of the Company's stores are on a single level, with approximately 80% of floor space devoted to sales and 20% used as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. The Heilig-Meyers stores are typically located away from the center of town. The remaining 276 stores generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings, and the stores' warehouses are located in nearby buildings.

(page 12)
          As of February 28, 1997, the Company owned 71 of its Heilig-Meyers and 12 of its Rhodes stores, three of its Heilig-Meyers and five of its Rhodes distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers, its corporate headquarters located at 2235 Staples Mill Road, Richmond, Virginia and other office space. Rentals generally are fixed without reference to sales volume, although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 28, 1997, were approximately $59,096,000. Most vehicles, a majority of the distribution centers' material handling equipment, and a majority of the Company's data processing equipment are also leased. The Company believes that its facilities are adequate at present levels of operations.

(page 13)
                                  ITEM 3. LEGAL PROCEEDINGS

      The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions. Non-filing fees are used to obtain insurance in lieu of filing a financing statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases are alleging that the Company's charging of the non-filing fees violates certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company was filed in the United States District Court for the Southern District of Mississippi (Hattiesburg District) on April 10, 1995. The plaintiffs in this case requested certification of a class in all states except Alabama and Georgia and subsequently moved to substitute a Mississippi class in its place. On February 3, 1997, this case and Richardson v. Heilig-Meyers Company and Heilig-Meyers Furniture Company filed on July 11, 1996 in the United States District Court for the North District of Florida (Tallahassee Division) (the "Florida District Court") (seeking certification of a class of Florida residents and alleging violation of federal statutes) were transferred by the panel on multi district litigation (the "MDL Panel") to the United States District Court for the Middle District of Alabama. The Company has moved to return these cases to the courts in which these cases were originally filed. There are also three cases pending in United States District Courts which seek to certify classes of residents in Georgia, Illinois and Virginia, respectively: Eubanks v. Heilig- Meyers Company and Heilig-Meyers Furniture Company (Southern District of Georgia) filed on March 5, 1997 in Georgia State Court and subsequently removed to United States District Court (alleges violation of Georgia statutes); Faulkner v. Heilig-Meyers Company (Northern District of Illinois) filed on February 18, 1997 (alleges violation of federal and Illinois statutes); and Via v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (Western District of Virginia) filed on April 23, 1997 (alleges violation of federal statutes). The Company intends to vigorously defend all of these cases. The Company has reached a settlement in a case pending in the Florida District Court, Pace v. Heilig-Meyers Company and Heilig-Meyers Furniture Company, which sought certification of a class of Florida residents and alleged violations of Florida statutes. The settlement, which was approved by the Florida District Court in May 1997, is not expected to have a material impact on the Company's financial statements. In Jones v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (filed on February 23, 1996 in the Memphis, Tennessee Circuit Court seeking certification of a class of Tennessee residents and alleging violations of Tennessee statutes), the Court granted the Company's motion to deny class certification on April 29, 1997 and subsequently granted the Company's motion to deny class certification on April 29, 1997 and subsequently granted the Company's motion to dismiss the case.

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


            ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS


      None.

(page 14)
                             Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company as of May 1, 1997:


                                             Positions with the Company
                                             or Principal Occupation for
                               Years with    the Past Five Years and
     Name             Age      the Company       Other Information
     ----             ---      -----------       -----------------

William C. DeRusha      47           28    Chairman  of the Board since
                                           April 1986.  Chief Executive
                                           Officer  since  April  1984.
                                           Director since January 1983.

Troy A. Peery, Jr.      51           25    President since  April 1986.
                                           Chief Operating Officer since
                                           December 1987. Director since
                                           April 1984.

James F. Cerza, Jr.     49            9    Executive  Vice  President,
                                           since April 1995. Executive
                                           Vice President, Operations
                                           from August 1989 to April 1995.

Joseph R. Jenkins       51            9    Executive Vice President and
                                           Chief Financial Officer since
                                           January 1988.

Irwin L. Lowenstein     61            -    Executive Vice President, Rhodes
                                           since April 1997. Executive Vice
                                           President, Rhodes, Inc. since
                                           January 1997. Chairman of the
                                           Board, Rhodes, Inc. from 1994 to
                                           December 1996. Chief Executive
                                           Officer, Rhodes, Inc. from 1989 to
                                           December 1996. President and Chief
                                           Operating Officer, Rhodes, Inc.
                                           from 1973 to 1994.

Frederick E. Meiser     53            -    Executive Vice President,
                                           Merchandising since December 1996.
                                           Executive Vice President,
                                           Montgomery Ward from March
                                           1996 to December 1996 (retail
                                           merchandising of electronics,
                                           appliances, furniture and jewelry).
                                           Chairman of the Board and Chief
                                           Executive Officer, Lechmere from
                                           November 1995 to December 1996
                                           (retail merchandising of
                                           home oriented products). Executive
                                           Vice President, Merchandising,
                                           Builders Square from 1994 to
                                           November 1995 (retail
                                           merchandising of home improvement
                                           and repair products). Senior Vice
                                           President, Marketing, Builders
                                           Square from 1992 to 1994.

(page 15)
James R. Riddle         55           12    Executive Vice President,
                                           since April 1995. Executive
                                           Vice President, Marketing
                                           from January 1988 to April
                                           1995.


George A. Thornton III  56            -    Executive Vice President, Rhodes
                                           since April 1997. Director from
                                           April 1980 to February 1997.
                                           Independent consultant to
                                           furniture manufacturers and
                                           Chairman, Tim Buck II, LTD (real
                                           estate development) for more than
                                           five years prior to April 1997.


William J. Dieter       57           24    Senior Vice President, Accounting
                                           since April 1986. Chief Accounting
                                           Officer since 1975.

(page 16)
                                     PART II

Item 5.   MARKET for REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER
MATTERS



          The Company's common stock is traded on the New York and Pacific Stock Exchanges under the symbol HMY. The table below sets forth the high and low prices as reported on the New York Stock Exchange Composite Tape, and dividend information for each of the last eight fiscal quarters.

         Fiscal Year          High           Low        Dividends

    1997
         4th Quarter        $  16 1/8    $  12 3/4      $  .07
         3rd Quarter           17 1/4       12 5/8         .07
         2nd Quarter           24 1/8       16             .07
         1st Quarter           23 3/8       13 7/8         .07

          1996
         4th Quarter        $  20 7/8    $  13 1/2      $  .07
         3rd Quarter           24 1/8       17 1/2         .07
         2nd Quarter           27 1/4       21 1/2         .07
         1st Quarter           24 1/8       19 5/8         .07

          There were approximately 3,100 shareholders of record as of February 28, 1997.

          The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $150,293,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1997.

          Recent Sales of Unregistered Securities. During the past fiscal year, the Company issued shares of its common stock in the transactions described below. The sales of the securities were exempt from registration under the Securities Act of 1933 ("the Act") for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors and a limited number of nonaccredited investors permitted under Rule 506 of Regulation D under the Act.

          On February 18, 1997, the Company acquired substantially all the assets of The RoomStore, Inc. which operated 10 stores in Texas. The shareholders of The RoomStore, Inc. received 720,000 shares of the Company's common stock as part of the transaction.

          On February 28, 1997, the Company acquired substantially all the assets of Star Furniture Company, Incorporated which operated a 19-store furniture chain based in North Carolina. The shareholders of Star Furniture Company, Incorporated received 500,000 shares of the Company's common stock as part of the transaction.

(page 17)
Item 6.  SELECTED FINANCIAL DATA

  FISCAL YEAR              1997      1996      1995      1994      1993
                      (Dollar amounts in thousands except per share data)

  Earnings Statement Data:
  Sales              $1,342,208 $1,138,506 $ 956,004 $ 723,633  $549,660
  Annual growth in sales   17.9%      19.1%     32.1%     31.7%     25.9%
  Other income       $  250,911  $ 220,843 $ 196,135 $ 140,156  $107,883
  Total revenues      1,593,119  1,359,349 1,152,139   863,789   657,543
  Annual growth in revenue 17.2%      18.0%     33.4%     31.4%     26.5%
  Costs of sales      $ 876,142  $ 752,317 $ 617,839 $ 460,284  $351,361
  Gross profit margin      34.7%      33.9%     35.4%     36.4%     36.1%
  Selling, general and
    administrative
    expense           $ 526,369  $ 436,361 $ 350,093 $  260,161 $200,071
  Interest expense       47,800     40,767    32,889     23,834   23,084
  Provision for doubtful
    accounts             80,908     65,379    45,419     32,356   24,185
  Provision for income
   taxes                 21,715     23,021    39,086     32,158   20,833
  Effective income tax
   rate                    35.1%      35.7%     36.9%      36.9%    35.4%
  Earnings margin           3.0%       3.7%      7.0%       7.6%     6.9%
  Cumulative effect of
    accounting change       ---        ---       ---        ---      ---
  Net earnings        $  40,185  $  41,504 $  66,813 $   54,996 $ 38,009
  Earnings per share:
    Primary                 .80        .84      1.34       1.12      .84
    Fully diluted           .80        .84      1.34       1.12      .83
  Net earnings per share:
    Primary                 .80        .84      1.34       1.12      .84
    Fully diluted           .80        .84      1.34       1.12      .83
  Cash dividends per share  .28        .28       .24        .20      .16

  Balance Sheet Data:
  Total assets       $1,837,158 $1,288,960$1,208,937 $1,049,633 $766,485
  Average assets per store1,946      1,800     1,869      1,841    1,803
  Accounts receivable,
   net                  596,959    518,969   538,208    535,437  397,974
  Inventories           433,277    293,191   253,529    184,216  131,889
  Property and equipment,
    net                 366,749    216,059   203,201    168,142  126,611
  Additions to property
    and equipment        84,137     40,366    49,101     36,252   27,426
  Short-term debt       256,413    207,812   167,925    210,318  163,171
  Long-term debt        561,489    352,631   370,432    248,635  176,353
  Average debt per store    866        783       832        805      799
  Stockholders' equity  642,621    518,983   490,390    433,229  305,555
  Stockholders' equity
    per share             11.81      10.69     10.10       8.95     6.87

  Other Financial Data:
  Working capital    $  550,137 $  527,849$  554,096 $  453,175 $322,796
  Current ratio             1.9        2.4       2.9        2.4      2.3
  Debt to equity ratio     1.27       1.08      1.10       1.06     1.11
  Debt to debt and equity  56.0%      51.9%     52.3%      51.4%    52.6%
  Rate of return on
    average assets (1)      4.6%       5.4%      7.8%       7.7%     7.5%
  Rate of return on
    average equity          6.9%       8.2%     14.5%      14.9%    13.3%
  Number of stores          944        716       647        570      425
  Number of employees    19,131     14,383    13,063     10,536    7,850
  Average sales
    per employee     $       84 $       83$       81 $       79 $     76

(page 18)
  SELECTED FINANCIAL DATA, cont.


  FISCAL YEAR             1997      1996      1995      1994     1993
                      (Dollar amounts in thousands except per share data)

  Weighted average common shares outstanding:
      (in thousands)
    Primary               50,146    49,604     49,954   49,103    45,356
    Fully diluted         50,157    49,645     49,954   49,281    45,644

  Price range on common stock per share:
         High           $ 24 1/8   $27 1/4    $36      $39       $22 3/8
         Low              12 5/8    13 1/2     23 1/4   19 3/8    10 5/8
         Close            14 1/8    14         23 5/8   33        19 7/8


  Per share amounts  reflect a  three-for-two  stock split  distributed  in July
  1993.

  (1) Calculated using earnings before interest, net of tax.

(page 19)
          Item 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS

          Highlights of operations expressed as a percentage of sales are as follows:

                                                 Fiscal Year
                                                1997     1996      1995

Other income                                    18.7%    19.4%     20.5%
Costs of sales                                  65.3     66.1      64.6
Selling, general and
          administrative expense                39.2     38.3      36.6
Interest expense                                 3.6      3.6       3.4
Provision for doubtful
          accounts                               6.0      5.7       4.8
Earnings before provision for
          income taxes                           4.6      5.7      11.1
Provision for income taxes                       1.6      2.0       4.1
Net earnings                                     3.0      3.7       7.0

Revenues
          Sales for fiscal 1997 compared to the two previous periods are shown below:

                                                Fiscal Year
                                     1997            1996        1995

Sales (in thousands)           $1,342,208      $1,138,506    $956,004
Percentage increase over
          prior period               17.9%           19.1%       32.1%
Portion of increase from existing
          (comparable) stores        (0.6)            0.3         6.1
Portion of increase from new stores  18.5            18.8        26.0

          The growth in total sales of Heilig-Meyers Company (the "Company") for fiscal years 1997 and 1996 is primarily attributed to the growth in operating units. An increased number of operating units as well as increased volume in comparable stores caused the fiscal 1995 increase. The impact of price changes on sales growth over the last three fiscal years has been insignificant. Expansion of the Heilig-Meyers retail units during fiscal 1997 was primarily in the southcentral, southwestern and northwestern United States. The Heilig-Meyers units contributed 86%, 92% and 99.6% of sales for fiscal years 1997, 1996 and 1995, respectively. The Company's Puerto Rican operations, which conduct business under the name "Berrios," contributed
8% of total sales for fiscals 1997 and 1996 and .4% for fiscal 1995. On December 31, 1996, Rhodes, Inc., a Georgia Corporation, became a wholly-owned subsidiary of the Company, and the acquisition was accounted for under the purchase method. The Company operates these stores under the Rhodes name and format. The 105 Rhodes stores are primarily located in metropolitan areas of 15 southern, midwestern and western states. Sales by the Rhodes stores for the two-month period ended February 28, 1997 represented approximately 5.8% of the Company's total sales for fiscal 1997. In late February 1997, the Company acquired certain assets relating to 10 stores operating in central Texas under the name "The RoomStore." The RoomStore operates under a "rooms concept," displaying and selling furniture in complete room packages. The Company plans to maintain The RoomStore name and continue to operate these stores under this format. Due to the timing of the acquisition, The RoomStore contribution to the Company's fiscal 1997 consolidated sales was not significant. On February 28, 1997, the Company acquired a 19-store chain based in North Carolina. These stores will begin operations in March 1997, and are excluded from the table below. A summary of retail locations in

(page 20)
operation at the end of the last three fiscal years follows:



                                        Fiscal Year
                             1997               1996               1995

Heilig-Meyers                 797                688                630
Rhodes                        105                  -                  -
The RoomStore                  10                  -                  -
Berrios                        32                 28                 17
TOTAL                         944                716                647

          The Company plans to continue its strategy of locating Heilig-Meyers stores primarily in small towns and rural markets and expects to open 60 to 80 new stores in fiscal 1998. Growth opportunities of the stores operating under the Rhodes and The RoomStore names are being evaluated. The Company expects to expand these formats as appropriate markets are identified.
          Management attributes the recent trends in sales primarily to a weak overall home furnishings retail environment. The consumer demand for home furnishings continued to be sluggish during fiscal 1997, which management believes has been impacted by an overall rise in consumer debt levels. In addition, the Company's operating strategy during fiscal 1997 was designed to increase the quality of sales, as measured by increasing margin percentages over the prior year, and to reduce the growth rate in the provision for doubtful accounts as a percentage of sales.
          Other income decreased to 18.7% of sales for fiscal 1997 from 19.4% of sales for fiscal 1996. This decrease was due primarily to the impact of the addition of the Rhodes stores acquired on December 31, 1996. The Rhodes stores generate minimal finance related revenues because they do not offer in-house credit to their customers. The Rhodes stores offer a private label credit card program that is serviced by a third party. Other income for fiscal 1996 decreased to 19.4% of sales from 20.5% of sales in fiscal 1995. This decrease is primarily attributed to a larger pool of securitized accounts receivable during fiscal 1996 as compared to fiscal 1995. Interest costs related to securitized receivables, which are based on the dollar value of accounts receivable sold to third parties, are netted against finance income.
          The Company plans to continue to offer the third party private label credit card program by its Rhodes stores in fiscal 1998, and to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its other stores. Proceeds from securitized receivables are generally used to lower debt levels.

Costs and Expenses
          In fiscal 1997, costs of sales decreased, as a percentage of sales, to 65.3% from 66.1% in fiscal year 1996. The reduction in costs of sales was primarily related to improved raw selling margins in the Heilig-Meyers stores. A reduction in the use of aggressive, price-cutting promotions and improvement in day-to-day pricing policies were the primary contributors to the raw selling margin results. Additionally, as compared to fiscal 1996, the merchandise sales mix for fiscal 1997 included a higher percentage of furniture and bedding, which carry higher raw selling margins. Costs of sales increased to 66.1% of sales in fiscal 1996 from 64.6% in fiscal 1995. This increase was due to utilization of promotional pricing in response to the sluggish sales environment experienced in fiscal 1996 and increases in costs associated with occupancy, depreciation and lease charges related to store and distribution operations.
          Selling, general and administrative expenses increased to 39.2% of sales in fiscal 1997 from 38.3% in fiscal 1996 and 36.6% in fiscal 1995. The increase in fiscal 1997 is primarily the result of loss of sales leverage on fixed type expenses such as base salaries, data processing and depreciation and amortization, given the modest decline in comparable store sales during the year. Advertising costs in fiscal 1997 were slightly down as a

(page 21)
percentage of sales compared to fiscal 1996; however, expenditures during the year remained above the fiscal 1995 percentage. In fiscal 1996 the increase in selling, general and administrative expenses as compared to fiscal 1995 was primarily due to an increase in advertising expense associated with additional promotional activities in response to the sluggish retail sales environment.
          Interest expense was 3.6% of sales in fiscal years 1997 and 1996 and 3.4% of sales in fiscal 1995. The impact of an increase in weighted average long-term debt of $93.5 million was offset by lower weighted average interest rates, which decreased to 7.7% from 7.9% on long-term debt and to 5.8% from 6.3% on short-term debt in fiscal years 1997 and 1996, respectively. The increase as a percentage of sales from fiscal 1995 to fiscal 1996 was due to a $96.7 million increase in weighted average long-term debt levels with no change in weighted average long-term interest rates. Although weighted average short-term debt levels declined during fiscal 1996 by approximately $31.4 million, weighted average short-term interest rates increased to 6.3% from 5.1% in fiscal 1995. The increase in long-term debt levels in both fiscal 1997 and 1996 was consistent with the Company's plan to structure its debt portfolio to contain a higher percentage of long-term fixed rate debt in order to minimize the exposure to future short-term interest rate fluctuations.
          The provision for doubtful accounts was 6.0% of sales in fiscal 1997 compared to 5.7% and 4.8% of sales in fiscal years 1996 and 1995, respectively. The increase in the provision for doubtful accounts as a percentage of sales is a result of a rise in the portfolio loss rate and related write-offs experienced during the last three fiscal years. The growth rate of the provision as a percentage of sales decreased in fiscal 1997 as a result of the sales contribution of the Rhodes stores and a more disciplined approach to credit extension and account collection in Heilig- Meyers stores during the year. The Company plans to continue this approach in order to minimize the portfolio loss rate, and continue to offer third party credit without recourse in the Rhodes stores during fiscal 1998.
          Total portfolio write-offs for fiscal 1997, 1996 and 1995 were $77.4 million, $66.1 million and $51.7 million, respectively. Of these amounts, $6.9 million, $8.9 million and $7.6 million were for purchased receivables, respectively. Management believes that the allowance for doubtful accounts at February 28, 1997, is adequate.

Provision for Income Taxes and Net Earnings
          The effective tax rate for fiscal 1997 was 35.1% compared to 35.7% and 36.9% for fiscal 1996 and fiscal 1995, respectively. This decrease in the effective tax rate was primarily the result of higher fixed dollar income tax credits in the current year and lower levels of pretax earnings.
          Net earnings for fiscal 1997 decreased to $40.2 million from $41.5 million for fiscal 1996. As a percentage of sales, profit margin decreased to 3.0% for fiscal 1997 from 3.7% for fiscal 1996. The decrease was mostly attributable to an increase as a percentage of sales in selling, general and administrative expense due to the decline in comparable store sales and an increase in the provision for doubtful accounts. As a percentage of sales, profit margin decreased to 3.7% for fiscal 1996 from 7.0% for fiscal 1995. The decrease was mostly attributable to a decline in the gross margin percentage, an increase in selling, general and administrative expense and an increase in the provision for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

          The Company decreased its cash position $1.0 million to $15.0 million at February 28, 1997, from $16.0 million at February 29, 1996. As the Company continued to expand its store base, cash flows used for investing activities exceeded cash provided by operating activities for fiscal years 1997, 1996 and 1995. The Company's operating activities typically use cash primarily because the significant majority of customer sales have been through the Company's in-house credit program. These uses of cash have been partially offset by proceeds from the sale of accounts receivable and

(page 22)
financing activities.
          Operating activities used cash of $3.0 million for fiscal 1997 compared to cash provided of $92.5 million in fiscal 1996 and $114.2 million in fiscal 1995. The Company's investment in accounts receivable grew by $144.1 million in fiscal 1997 because of the continued extension of credit to customers and a reduced amount of accounts sold during the year as compared to the amounts sold in fiscal 1996. The increase in inventory levels has primarily been the result of the opening of 113 new Heilig-Meyers and Berrios stores in fiscal 1997, 69 in fiscal 1996 and 77 in fiscal 1995. Continued extension of credit and related increases in customer accounts receivable, as well as increases in inventory related to new stores, are expected to be negative cash flow activities in future periods. However, as noted above, the Company periodically sells accounts receivable to provide a source of positive cash flows from operating activities.
          Investing activities produced negative cash flows of $146.5 million in fiscal 1997, $95.6 million in fiscal 1996, and $179.9 million in fiscal 1995. Cash used for acquisitions was relatively consistent in fiscal 1997 compared to fiscal 1996, at $58.8 million and $51.7 million, respectively. Cash used for acquisitions in fiscal 1995 was $132.2 million primarily due to the acquisition of 17 stores in Puerto Rico for $99.0 million. Cash used for additions to property and equipment resulted from the opening of new store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. The increase in the cash required for capital expenditures in fiscal 1997 is the result of a larger number of prototype stores and support facilities completed or under construction as of February 28, 1997, compared to February 29, 1996. This includes the Company's distribution center located in Athens, Texas which opened in late fiscal 1997. This facility will support current and future stores located in Texas, Louisiana and Oklahoma. During fiscal 1998, the Company plans to open approximately 60 to 80 new Heilig-Meyers stores as well as continue its existing store remodeling program. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.
          Financing activities provided a positive net cash flow of $148.4 million in fiscal 1997 as compared to $8.8 million in fiscal 1996 and $69.8 million in fiscal 1995. In July 1996, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. Long-term notes payable with an aggregate principal amount of $300.0 million were issued to the public during fiscal 1997 leaving $100.0 million available to be issued in the future. All previously issued debt had been in private placements rather than public markets. Proceeds were used to reduce long-term debt which matured in fiscal 1997 and short-term notes payable. The Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion from operating cash flows supplemented by other sources of capital. As of February 28, 1997, the Company had a $400.0 million revolving credit facility in place which expires in July 2000. This facility includes fourteen banks and had $145.0 million outstanding and $255.0 million unused as of February 28, 1997. The Company also had additional lines of credit with banks totaling $54.0 million of which $43.0 million was unused as of February 28, 1997.
          Total debt as a percentage of debt and equity was 56.0% at February 29, 1997, compared to 51.9% and 52.3% at February 29, (28), 1996 and 1995,
respectively. The current ratio was 1.9 at February 28, 1997, compared to 2.4 and 2.9 for February 29, (28), 1996 and 1995, respectively. The decrease in the current ratio at February 28, 1997 is primarily attributed to an $82.6 million increase in long-term debt due within one year.

FORWARD-LOOKING STATEMENTS

          Certain statements included in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes,"

(page 23)
"expects,"    "may,"   "will,"    "should,"   or
"anticipates"  or the negative  thereof or other  variations  thereon or
comparable   terminology,   or  by   discussions   of   strategy.   See,   e.g.,
"Management's Discussion and Analysis of Financial Condition and Results
of  Operations."  These  statements  reflect  the  Company's  reasonable
judgments   with  respect  to  future  events  and  are  subject  to  risks  and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

(page 24)
Item 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA




                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)


FISCAL YEAR                               1997         1996         1995
                                     ----------   ----------    ---------
   Revenues:
     Sales                           $1,342,208   $1,138,506    $ 956,004
     Other income                       250,911      220,843      196,135
                                     ----------   ----------    ---------
        Total revenues                1,593,119    1,359,349    1,152,139

Costs and expenses:

     Costs of sales                     876,142      752,317      617,839
     Selling,general and administrative 526,369      436,361      350,093
     Interest                            47,800       40,767       32,889
     Provision for doubtful accounts     80,908       65,379       45,419
                                     ----------   ----------    ---------
        Total costs and expenses      1,531,219    1,294,824    1,046,240
                                     ----------   ----------    ---------

Earnings before provision for income
     taxes                               61,900       64,525      105,899
Provision for income taxes               21,715       23,021       39,086
                                     ----------   ----------    ---------
Net earnings                          $  40,185    $  41,504    $  66,813
                                     ==========   ==========    =========
Net earnings per share:
     Primary and fully diluted        $     .80    $     .84    $    1.34
                                     ==========   ==========    =========

Weighted average common shares outstanding:
     Primary                             50,146       49,604       49,954

     Fully diluted                       50,157       49,645       49,954
                                     ==========   ==========    =========
Cash dividends per share of common
     stock                            $     .28    $     .28    $     .24
                                     ==========   ==========    =========

                       See notes to consolidated financial statements.

(PAGE)




(page 25)
                              CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)


FEBRUARY 28, (29)                            1997                   1996

Assets
Current assets:
     Cash                              $    14,959            $    16,017
     Accounts receivable, net              596,959                518,969
     Inventories                           433,277                293,191
     Other current assets                   88,862                 67,139
                                       -----------            -----------
          Total current assets           1,134,057                895,316

Property and equipment, net                366,749                216,059
Other assets                                42,262                 29,455
Excess costs over net
     assets acquired, net                  294,090                148,130
                                       -----------            -----------
                                       $ 1,837,158            $ 1,288,960
                                       ===========            ===========

Liabilities And Stockholders' Equity

Current liabilities:
     Notes payable                     $   156,000            $   190,000
     Long-term debt due within one year    100,413                 17,812
     Accounts payable                      160,857                 87,739
     Accrued expenses                      166,650                 71,916
                                       -----------            -----------
          Total current liabilities        583,920                367,467

Long-term debt                             561,489                352,631
Deferred income taxes                       49,128                 49,879

Stockholders' equity:
     Preferred stock, $10 par value             --                     --

     Common stock, $2 par value            108,828                 97,143
     Capital in excess of par value        195,352                120,769
     Unrealized gain on investments         10,797                     --
     Retained earnings                     327,644                301,071
                                       -----------            -----------
         Total stockholders' equity        642,621                518,983
                                       -----------            -----------
                                       $ 1,837,158            $ 1,288,960
                                       ===========            ===========






                     See notes to consolidated financial statements.

(page 26)
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (Amounts in thousands)


               Number of
               Common              Capital in                         Total
               Shares      Common  Excess of  Unrealized Retained Stockholders'
               Outstanding Stock   Par Value  Gain       Earnings     Equity
               -----------------   ---------  ----       --------     ------
Balances at
 March 1, 1994    48,423    $96,846   $118,400       $--   $217,983   $433,229
 Cash dividends       --         --         --        --    (11,631)   (11,631)
 Exercise of stock
  options, net       125        250      1,729        --         --      1,979
 Net earnings         --         --         --        --     66,813     66,813
                  -------------------------------------------------------------
Balances at
 February 28,1995 48,548     97,096    120,129        --    273,165    490,390
 Cash dividends       --         --         --        --    (13,598)   (13,598)
 Exercise of stock
  options, net        23         47        640        --         --        687
 Net earnings         --         --         --        --     41,504     41,504
                  -------------------------------------------------------------
Balances at
 February 29,1996 48,571     97,143    120,769        --    301,071    518,983
 Cash dividends       --         --         --        --    (13,612)   (13,612)
 Common stock
  issued for
  acquisitions     5,791     11,582     73,842        --         --     85,424
 Exercise of stock
  options, net        52        103        741        --         --        844
 Unrealized gain
  on investments      --         --         --    10,797         --     10,797
 Net earnings         --         --         --        --     40,185     40,185
                  -------------------------------------------------------------
Balances at
 February 28,1997 54,414   $108,828   $195,352   $10,797   $327,644   $642,621
                  =============================================================





                 See notes to consolidated financial statements.

(page 27)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


FISCAL YEAR                                 1997       1996        1995
                                       ---------  ---------   ---------
Cash flows from operating activities:
 Net earnings                          $  40,185  $  41,504   $  66,813

  Adjustments to reconcile net earnings
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization         33,874     29,460      23,878
    Provision for doubtful accounts       80,908     65,379      45,419
    Other, net                               588       (470)       (406)
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
       Accounts receivable              (204,560)  (167,860)   (171,137)
       Sale of accounts receivable        60,500    150,000     178,778
       Inventories                       (35,154)   (24,015)    (44,206)
       Other current assets              (10,306)   (23,447)     (5,830)
       Accounts payable                   18,017        216      18,098
       Accrued expenses                   12,948     21,734       2,767
                                       ---------  ---------   ---------
        Net cash provided (used)
         by operating activities          (3,000)    92,501     114,174
                                       ---------  ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired     (58,842)   (51,658)   (132,158)
  Additions to property and equipment    (84,137)   (40,366)    (49,101)
  Disposals of property and equipment      3,423      6,348       4,583
  Miscellaneous investments               (6,907)    (9,942)     (3,184)
                                       ---------  ---------   ---------
         Net cash used by
          investing activities          (146,463)   (95,618)   (179,860)
                                       ---------  ---------   ---------
Cash flows from financing activities:
  Issuance of stock                          683        286       1,979
  Proceeds from long-term debt           299,444         --     230,000
  Increase (decrease) in notes
   payable, net                          (34,000)    50,200    (112,800)
  Payments of long-term debt            (104,110)   (28,114)    (37,797)
  Dividends paid                         (13,612)   (13,598)    (11,631)
                                       ---------  ---------   ---------
         Net cash provided by
          financing activities           148,405      8,774      69,751
                                       ---------  ---------   ---------
Net increase (decrease) in cash           (1,058)     5,657       4,065
Cash at beginning of year                 16,017     10,360       6,295
                                       ---------  ---------   ---------
Cash at end of year                    $  14,959  $  16,017    $ 10,360
                                       =========  =========    ========



                 See notes to consolidated financial statements.

(page 28)
Notes To Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

Nature of Operations

         Heilig-Meyers is a retailer of home furnishings which operated 944 stores as of February 28, 1997 of which 912 are located in 32 states and 32 are located in Puerto Rico. The Company's stores are primarily located in small towns and rural markets in the southeast, south-central, midwest, west, northwest and southwest continental United States. During the fourth quarter of this fiscal year, the Company acquired Rhodes, Inc. of Atlanta, Georgia and certain assets of The RoomStore of Dallas, Texas. The Rhodes and The RoomStore stores continue to operate under their respective names and formats.
         The  Company's   operating   strategy  includes  offering  a  broad
selection of home furnishings including furniture, consumer electronics, appliances, bedding and floor coverings. The Company offers in-house installment and third party private label credit card programs to provide financing to its customers.

Principles of Consolidation

         The consolidated financial statements include the accounts of Heilig-Meyers Company and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

Fiscal Year

         Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1997, 1996 and 1995 represent the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively. Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation.

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

Accounts Receivable

         In accordance with customary trade practice, payments on accounts receivable due after one year are included in current assets. Provisions for doubtful accounts are made to maintain an adequate allowance to cover anticipated losses. The Company reviews customer accounts on an individual basis in reaching decisions regarding methods of collection or write-off of doubtful accounts. Generally, accounts on which payments have not been received for six months are charged to the allowance for doubtful accounts. The Company has sold a portion of its accounts receivable. These sales are accounted for under Statement of Financial Accounting Standards (SFAS) No.

(page 29)
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

Inventories

         Merchandise inventories are stated at the lower of cost or market as determined by the average cost method. Inventory costs include certain warehouse and handling costs.

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

Excess Costs Over Net Assets Acquired

         Excess costs over net assets acquired are being amortized over periods not exceeding 40 years using the straight-line method. The Company evaluates excess costs over net assets acquired for recoverability on the basis of whether goodwill is fully recoverable from projected, undiscounted net cash flows from operations of the related business unit. Impairment, should any occur, would be recognized by a charge to operating results and a reduction in the carrying value of excess costs over net assets acquired.

Stockholders' Equity

         The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 28, (29), 1997 and 1996, there were 54,414,000 and 48,571,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.

New Accounting Standards

         Effective March 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have a material impact on the financial statements. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS
No. 123, the Company has decided to continue to apply Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees," for recognition and measurement purposes within the financial statements. During the fiscal year, the Financial Accounting Standards Board issued SFAS No. 125. This statement was effective for applicable transactions after January 1, 1997.

Revenues and Costs of Sales

         Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $209,491,000, $182,426,000, and $163,114,000 during fiscal 1997, 1996 and 1995, respectively. Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not materially differ from recognition at time of shipment. Finance charges are included in revenues on a monthly basis as earned. The effect of sales returns prior to shipment date have

(page 30)
been immaterial. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Revenue from service policies and extended warranty contracts retained by the Company are deferred and recognized over the life of the contract period. Costs of sales includes occupancy and delivery expenses.


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


(2)      Expansion

         During fiscal years 1997 and 1996, the Company made the acquisitions described below. All acquisitions have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements. Pro forma results of operations for certain acquisitions have not been presented because the effects were not significant. Other acquisitions completed during fiscal years 1997 and 1996 are not discussed below because they are not considered material to the financial statements.
         During October 1996, the Company acquired certain assets related to 20 stores of J. McMahan's in Santa Monica, California. The purchase price of these assets was approximately $20,021,000, net of $26,989,000 of assets which were subsequently sold. The unamortized excess of purchase price over the fair market value of the net assets acquired from J. McMahan as of February 28, 1997 was $16,333,000.
         During October 1996, the Company purchased certain assets relating to 23 stores of Self Service Furniture Company of Spokane, Washington. The purchase price of these assets was approximately $19,163,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Self Service as of February 28, 1997 was $5,195,000.
         During December 1996, the Company acquired Rhodes, Inc., a publicly traded home furnishings retailer with 105 stores in 15 states. The Company issued approximately 4,588,000 shares of its common stock in the transaction valued at $69,390,000, assumed debt and other accrued liabilities of $192,542,000 and incurred approximately $1,400,000 in costs related to the acquisition. The Company assigned $107,782,000 of acquisition costs to excess of purchase price over the fair market value of the net assets acquired. As of February 28, 1997, the purchase price allocation was considered preliminary as certain studies related to the fair value of assets acquired and liabilities assumed have not been completed. However, management does not expect the resulting adjustments to be material.
         The unaudited consolidated results of operations on a pro forma basis as though Rhodes had been acquired as of the beginning of fiscal years 1997 and 1996 are as follows:

(page 31)
                                                     1997               1996
                                                     ----               ----
(Amounts in thousands except per share data)

Total revenues                                 $2,027,753         $1,795,015
Net earnings                                       33,829             48,674
Net earnings per share:
         Primary and fully diluted                   0.63               0.90

         The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Rhodes acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.
         During February 1997, the Company acquired certain assets relating to 10 stores of The RoomStore, Inc. of Dallas, Texas. The Company issued 720,000 shares of its common stock in the transaction valued at $9,630,000, and assumed debt and other accrued liabilities of $5,984,000. The unamortized excess of purchase price over the fair market value of the net assets acquired as of February 28, 1997 was $7,905,000.
         During fiscal 1996, the Company acquired certain assets related to 9 stores of BWAC International located in Puerto Rico. The purchase price of these assets was approximately $39,196,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from BWAC as of February 28, 1997 was $8,631,000.
         The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40 years. The unamortized excess of purchase price over the fair value of the net assets acquired for all acquisitions was $294,090,000 and $148,130,000, net of accumulated amortization of $20,213,000 and $15,593,000, at February 28, 1997 and February 29, 1996, respectively.


(3)      Accounts Receivable

         As of February 28, 1997, accounts receivable consisted of amounts due from customers of $421,999,000, a related allowance for doubtful accounts of $41,120,000, and the Company's $216,080,000 interest in a Master Trust (the "Trust"), which is more fully described below. As of February 29, 1996, accounts receivable consisted of amounts due from customers of $573,683,000, and an allowance for doubtful accounts, applicable to those accounts owned as well as those sold with recourse, of $54,714,000. Balances receivable from customers are shown net of unearned finance income of $44,356,000 and $60,114,000 at February 28, 1997, and February 29, 1996, respectively. Accounts receivable having balances due after one year were $139,233,000 and $131,501,000 at February 28, 1997 and February 29, 1996, respectively.
         Credit operations are generally maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. Furthermore, the Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk. The Company operates its 944 stores throughout 32 states and Puerto Rico and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of credit risk.
         As noted above, the Company participates in an asset securitization agreement in which it sells interests in certain installment accounts receivable from its customers to third parties. The Company was required to apply SFAS No. 125 to all securitization transactions entered into after January 1, 1997. The adoption of SFAS No. 125 had no impact on earnings.
         During fiscal 1997, the Company terminated its existing securitization programs and replaced them with a new securitization arrangement. Under the new arrangement, all previously securitized accounts and an additional $60,500,000 in aggregate principal amount were transferred without recourse to the Trust. The Trust issued certificates representing undivided interests in the assets of the Trust. Senior Class certificates having an aggregate principal amount of $592,000,000 were sold

(page 32)
to investors. Subordinate Class certificates and the remaining undivided interest in the Trust, which are subordinated to the Senior Class certificates, were retained by the Company.
         Cash flows generated from the receivables in the Trust are, to the extent allocable to holders of the Senior Class certificates and the Subordinate Class certificates, applied to pay interest on Senior Class and Subordinate Class certificates, cover credit losses, and pay servicing fees to the Company, which will continue to service the receivables in the Trust. The receivables were transferred without recourse. Excess cash flows revert to the Company and have been recorded as an interest-only strip. No servicing asset resulted because contractual rates are at estimated market rates and are considered adequate compensation for servicing.
         The interest rate in effect for the certificates issued under the new securitization agreement, which is a variable rate tied to commercial paper indices, was 5.7% at February 28, 1997. The term on the new securitization agreement is 29 months. The rates in effect for the previous securitization agreements were variable, either being tied to LIBOR or commercial paper and ranged from 5.7% to 6.8% in fiscal 1996. As a means of managing unfavorable movements in these rates, the Company has entered into interest rate swap agreements which fix rates on notional amounts of $235,000,000 at February 28, 1997 and February 29, 1996. The swap rates in effect at the end of fiscal 1997 and 1996 ranged from 5.3% to 7.4%. The terms on the previous securitization agreements in effect during fiscal 1996 ranged from 29 to 54 months.
         The former agreements in existence during fiscal 1996 and throughout much of fiscal 1997 provided third parties with limited recourse against the Company. On a $140,000,000 pool of receivables, recourse was limited each month to 20% of the third parties' interest in the pool as of the related settlement date. Recourse on a $63,600,000 pool of receivables was limited to approximately 15% of the balance. The recourse provisions relating to a $392,000,000 pool were limited to 6% of the third parties' interest in the pool as of the related settlement date. Payments under all recourse provisions never exceeded established reserves. Earnings from securitizations were $4,250,000 and $8,771,000 in fiscal 1997 and 1996, respectively.
         The Company offers certain of its customers revolving credit through private label credit facilities with commercial banks. Heilig-Meyers offers revolving credit to certain customers through an agreement with NationsBank, N.A. The Company services these accounts and provides recourse up to specified limits. A second revolving credit program is offered by the recently acquired Rhodes stores through a private label credit facility pursuant to an on-going merchant agreement with Beneficial National Bank USA. The Company does not service or provide recourse on these accounts.
         The Company's interest in the Trust and interest-only strip are carried at fair value and consist of the following:

                                   Unrealized         Unrealized         Fair
                          Cost          Gains             Losses        Value
                          ----          -----             ------        -----
(Amounts in thousands)

Investment in
 receivables          $200,229        $15,851            $    -      $216,080
Interest-only strip     25,337          2,010                 -        27,347
         Total        $225,566        $17,861            $    -      $243,427



(4)      Property and Equipment

         Property and equipment consists of the following:

(page 33)
                                                         1997           1996
                                                         ----           ----
                                                      (Amounts in thousands)

Land and buildings                                   $133,049       $ 80,839
Fixtures, equipment and vehicles                      111,916         87,846
Leasehold improvements                                215,683        142,108
Construction in progress                               36,484         12,854
                                                      497,132        323,647
Less accumulated depreciation                         130,383        107,588
                                                     $366,749       $216,059


(5)      Notes Payable and Long-Term Debt

         The Company is currently in the second year of a five-year $400,000,000 revolving credit facility dated July 19, 1995. Comprised of fourteen banks, the facility had $145,000,000 outstanding and $255,000,000 unused as of February 28, 1997. The Company also has additional lines of credit with banks, totaling $54,000,000, $43,000,000 of which was unused at February 28, 1997, and a
$6,000,000 letter of credit, of which all was unused at February 28, 1997. The Company's maximum short-term borrowings were $321,000,000 during fiscal 1997 and $249,700,000 during fiscal 1996. The average short-term debt outstanding for fiscal 1997 was $186,281,000 compared to $190,236,000 for fiscal 1996. The approximate weighted average interest rates were 5.8%, 6.3% and 5.1% in fiscal 1997, 1996 and 1995, respectively.
         At February 28, 1997, the Company had $156,000,000 of outstanding short-term borrowings compared to $190,000,000 at February 29, 1996. The average interest rate on this debt was approximately 5.8% at February 28, 1997, and 5.6% and 6.4% at February 29, 1996 and February 28, 1995, respectively. There were no compensating balance requirements.
         Long-term debt consists of the following:

                                                    1997         1996
                                                    (Amounts in thousands)

Shelf registration issues:
         7.88% unsecured notes due 2003         $200,000    $       -
         7.40% unsecured notes due 2002          100,000            -

Other issues:
         Notes payable to insurance companies and banks, maturing through 2002, interest ranging from 6.25% to 9.98%,
         unsecured                               343,400      365,371

         Notes, collateralizing industrial development revenue bonds, maturing through 2004, interest ranging from a floating rate of 60% of prime to an
         8.50% fixed rate                          1,316       1,727

         Term loans, maturing through 2007,
         interest ranging to 9.80%, primarily
         collateralized by deeds of trust            505         599

         Capital lease obligations, maturing
         through 2006, interest ranging from
         76% of prime to 12.90%                   16,681       2,746
                                                 661,902     370,443

         Less amounts due within one year        100,413      17,812
                                                 561,489    $352,631

         Principal payments are due for the four years after February 28, 1998

(page 34)
as follows: 1999,  $20,943,000;  2000,  $165,659,000;  2001, $641,000; and 2002,
$160,200,000. The aggregate net carrying value of property and equipment collateralization at February 28, 1997, was $11,091,000. The Company has on file a shelf registration to issue up to $400,000,000 of common stock, warrants and debt securities. The $200,000,000 unsecured 7.88% notes due 2003 and the $100,000,000 unsecured 7.40% notes due 2002 were issued under the shelf registration with the remaining $100,000,000 unissued at February 28, 1997.
         Notes payable to insurance companies contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $150,293,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1997. Other covenants relate to the maintenance of working capital, net earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity. As of February 28, 1997, the Company is in compliance with its restrictive covenants.
         Interest  payments of  $46,710,000,  $40,710,000 and $30,303,000 net of
capitalized interest of $2,360,000, $2,141,000 and $1,751,000 were made during fiscal 1997, 1996 and 1995, respectively.


(6)      Income Taxes

         The provision for income taxes consists of the following:

                                        1997          1996          1995
                                            (Amounts in thousands)

Current:
         Federal                     $ 5,481       $11,034       $23,282
         State                         3,006         1,988         3,595
         Puerto Rico                   2,160          (522)            -
Deferred:
         Federal                       7,758         6,012        10,242
         State                         1,618         1,293         1,967
         Puerto Rico                   1,692         3,216             -
                                      11,068        10,521        12,209
                                     $21,715       $23,021       $39,086

         The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 28, 1997 and February 29, 1996, consist of the following:

                                                  1997                1996
                                                   (Amounts in thousands)
Deferred tax assets:
         Accrued liabilities                   $25,198              $5,028
         Allowance for doubtful accounts         8,775               5,943
         Subsidiary net operating
                   loss carryforward             5,622                   -
         Puerto Rico alternative minimum
                   tax credit carryforward       3,014                   -
         Deferred revenues                       1,487                 711
         Other                                     435                   -
                                                44,531              11,682

(page 35)
Deferred tax liabilities:
         Excess costs over net
                   assets acquired              58,172              42,148
         Asset securitizations                  19,152              11,142
         Inventory                               7,469               4,148
         Property and equipment                  7,029               4,290
         Puerto Rico accounts receivable         6,813               4,286
         Costs capitalized on
                   constructed assets            5,767               5,480
         Other                                   2,547               1,338
                                               106,949              72,832
                                               $62,418             $61,150

Balance sheet classification:
         Other current liabilities             $13,290             $11,271
         Deferred income tax liability          49,128              49,879
                                               $62,418             $61,150

         A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                          1997         1996          1995

Statutory federal income tax rate         35.0%        35.0%         35.0%
State income taxes, net of federal
         income tax benefit                3.7          3.8           3.3
Tax credits                               (5.3)        (3.1)         (1.9)
Other, net                                 1.7            -            .5
                                          35.1%        35.7%         36.9%

         Income tax payments of $18,446,824,  $24,737,603  and $28,966,000  were made during fiscal 1997, 1996 and 1995, respectively.
         A wholly-owned subsidiary has a separate company net operating loss carryforward in the amount of $16,065,100 at February 28, 1997, which will expire in fiscal year 2012.


(7)      Retirement Plans

         The Company has a qualified profit sharing and retirement savings plan, which includes a cash deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers all eligible employees of the Company who have completed twelve months of employment and have attained the age of 21. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 1997, 1996 and 1995 was $2,507,000, $2,553,000 and $4,505,000, respectively.
         In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1997, 1996 and 1995 was $283,000, $254,000 and $386,000, respectively.
         The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental preretirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the

(page 36)
employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of one to two years and/or 25% to 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 6% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan has been funded through the purchase of life insurance contracts covering the executives and owned by the Company. For fiscal years 1997, 1996 and 1995, there was no charge to earnings.
         As of February 28, 1997, the Company continued to operate separate employee benefit plans covering certain groups of employees of Rhodes, which was acquired on December 31, 1996. These plans include a qualified non-contributory defined benefit plan covering substantially all employees who are at least 21 years old, a non-qualified unfunded defined benefit plan covering certain officers who earn compensation in excess of the limits imposed by the Code, and a qualified defined contribution savings plan.
         A comparison of accumulated plan benefits and plan net assets as of February 28, 1997 for the defined benefit plan follows(Amounts in thousands):

Actuarial present value of accumulated plan benefits:               $13,495
         Vested                                                         387
         Non-vested                                                 $13,882


Net assets available for plan benefits                              $12,972

         The projected benefit obligation of the unfunded plan totaled $1,062,000 at February 28, 1997. The assumed rate of return used in determining the actuarial present value of accumulated plan benefits for both defined benefit plans was 7.75%. The expense related to the operation of these plans during fiscal 1997 was insignificant.
         In connection with the acquisition of Rhodes, the Company developed a plan to potentially terminate these separate benefit plans. The estimated additional liability associated with such termination was recorded as part of the purchase price allocation to the acquired assets and liabilities of Rhodes.


(8)      Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretation in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by SFAS No. 123, "Accounting for Stock-Based Compensation" to provide pro forma information regarding net income and earnings per share.
         The 1983, 1990 and 1994 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at an exercise price of no less than fair market value at the date of grant) and stock appreciation rights. Under these plans, approximately 8,094,000 shares have been authorized to be reserved for issuance. All options granted have ten year terms. The options vest on a graduated basis and become fully exercisable at the end of two years of continued employment.
         Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk- free interest rates of 6.1% and 5.2%; a dividend yield of 1.6%; volatility factors of the expected market price of the Company's common stock of 41%; and a weighted-average expected option life of 3.48 years and 3.50 years for fiscal years 1997 and 1996, respectively.

(page 37)
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price
volatility.    Because   the   Company's   employee   stock   options   have
characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:
                                               1997               1996
                                (Amounts in thousands except per share data)

Pro forma net income                        $37,072            $36,524
Pro forma earnings per share:
         Primary                               $.74               $.74
         Fully diluted                         $.74               $.74

                                                            Weighted
                                                                         Average
                                                            Exercise
                                             Options           Price

Outstanding at March 1, 1994               3,603,272          $16.98
Granted                                      600,500          $26.18
Exercised                                   (128,043)         $11.52
Outstanding at February 28, 1995           4,075,729          $18.46
Granted                                    1,045,200          $17.25
Exercised                                    (23,525)         $12.17
Forfeited                                   (665,500)         $32.50
Outstanding at February 29, 1996           4,431,904          $18.49
Granted                                      816,480          $14.55
Exercised                                    (51,500)         $13.25
Outstanding at February 28, 1997           5,196,884          $15.55

         A summary of the Company's stock option activity and related information for the years ended February 28, 1997, 1996 and 1995 follows:

Range of                  $5.52          $10.01           $17.01      $27.01
Exercise                  to             to               to          to
Prices                    $10.00         $17.00           $27.00      $35.06

Options outstanding
at February 28, 1997   1,639,804        816,480        2,728,600      12,000

Weighted average
remaining contract life,
outstanding options         4.16           9.94             6.96        6.95

Weighted average
exercise price,
outstanding options        $8.58         $14.55           $20.54      $35.06

Options exercisable
at February 28, 1997   1,639,804        568,142        2,542,900      12,000

Weighted average
exercise price,
exercisable options        $8.58         $14.19           $20.36      $35.06

         Options exercisable at year end and the respective weighted average exercise prices were 4,762,846 at $15.50, 4,017,290 at $18.06 and 3,334,019

(page 38)
at $16.80 for fiscal 1997, 1996 and 1995, respectively.
         The weighted average fair value of options granted during the year was $4.88 for fiscal 1997 and $5.42 for fiscal 1996.


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

                                                   1997              1996
                                                   (Amounts in thousands)

Land and buildings                              $12,098            $6,426
Fixtures and equipment                              675               675
                                                 12,773             7,101
Less accumulated depreciation
         and amortization                         3,724             3,307
                                                $ 9,049            $3,794


         Capitalized lease amortization is included in depreciation expense. Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 28, 1997, are as follows:

Fiscal Years                  Capital Leases             Operating Leases
                                        (Amounts in thousands)

1998                                 $ 3,411                     $ 79,791
1999                                   3,389                       74,643
2000                                   3,566                       65,980
2001                                   3,546                       59,001
2002                                   2,957                       50,188
After 2002                             7,351                      255,872
Total minimum lease payments         $24,220                     $585,475
Less:
         Executory costs                  99
         Imputed interest              7,440
Present value of minimum
         lease payments              $16,681

         Total rental expense under operating leases for fiscal 1997, 1996 and 1995 was $83,888,000, $67,509,000 and $50,855,000, respectively. Contingent rentals and sublease rentals are negligible.
         Payments to affiliated entities under capital and operating leases were $314,000 for fiscal 1997, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1996 and 1995 were $625,000 and $856,000, respectively.

Litigation

(page 39)
         The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material effect on the financial statements.


(10)     Derivative Financial Instruments

         The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to manage the risk of unfavorable movements in interest rates. These convert floating rate notes payable to banks and floating rates on asset securitization agreements to fixed rates. The notional amounts of these swap agreements at February 28, (29) were as follows:

                                                   1997                1996
                                                    (Amounts in thousands)

On notes payable and other                     $211,700            $231,100
On securitized receivables                     $235,000            $235,000

         Interest rates that the Company paid per the swap agreements related primarily to notes payable were fixed at an average rate of 6.7% at February 28, 1997. At February 29, 1996, rates were fixed at an average of 6.5%. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.7% and 5.3% at February 28, (29), 1997 and 1996, respectively. The terms for these agreements range from 3 to 5 years.
         Interest rates that the Company paid on swap agreements related to securitized receivables were fixed at an average rate of 6.5% at February 28, 1997. At February 29, 1996, rates were fixed at an average of 6.5%. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.5% and 5.3% at February 28, (29), 1997 and 1996, respectively. The terms for these agreements range from 2 to 5 years. Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased.
         The Company believes its risk of credit-related losses resulting from nonperformance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher.
         The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Losses on disposals, which there have been none to date, would be recognized immediately.
         All swaps are held for purposes other than trading.


(11)     Fair Value of Financial Instruments

         The estimated fair values of financial instruments have been determined by using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
         The estimated fair values of the Company's financial instruments at February 28, 1997 and at February 29, 1996 are as follows:

(page 40)

                                       1997                      1996
                              Carrying      Fair        Carrying       Fair
                                Amount     Value          Amount      Value
Assets:
         Cash                  $14,959   $14,959         $16,017    $16,017
         Accounts receivable   596,959   596,959         518,969    518,969

Liabilities:
         Accounts payable      160,857   160,857          87,739     87,739
         Notes payable         156,000   156,000         190,000    190,000
         Long-term debt        645,221   661,940         370,443    390,745

Off-balance-sheet financial instruments:
         Interest rate swap agreements:
                   Assets            -       632               -      1,226
                   Liabilities       -     6,247               -     12,412

         The following methods and assumptions were used to estimate the fair value for each class of financial instruments shown above:

Cash and Accounts Receivable

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


(12)     Quarterly Financial Data (Unaudited)

         The following is a summary of quarterly financial data for fiscal 1997 and 1996:

                                               Three months ended
                        May 31     August 31     November 30  February 28,(29)
                            (Amounts in thousands except per share data)

1997
Revenues              $357,914      $343,523        $413,474         $478,207
Gross profit (1)       106,977        95,784         123,614          139,692
Earnings before
 taxes                  19,208        12,085          14,701           15,907
Net earnings            12,371         7,747           9,492           10,576
Earnings per share of common stock:
 Primary and fully
  diluted                 0.25          0.16            0.19             0.20
Cash dividends per share
 of common stock          0.07          0.07            0.07             0.07

(page 41)
1996
Revenues              $318,971      $324,861        $375,479         $340,040
Gross profit (1)        96,364        90,503         108,439           90,885
Earnings before
 taxes                  29,211        17,678          12,849            4,789
Net earnings            18,466        11,316           8,757            2,961
Earnings per share of common stock:
 Primary and fully
  diluted                 0.37          0.23            0.18             0.06
Cash dividends per share
 of common stock          0.07          0.07            0.07             0.07

(1) Gross profit is sales less costs of sales.


(13)     MacSaver Financial Services

         MacSaver Financial Services ("MacSaver"), is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries, and issues and carries substantially all of the Company's notes payable and long-term debt. Substantially all of the net revenues generated by MacSaver are pursuant to operating agreements with the Company and certain of its wholly-owned subsidiaries. In July 1996, the Company and MacSaver filed a joint Registration Statement on Form S-3 with the
Securities and Exchange Commission relating to up to $400,000,000 aggregate principal amount of securities. MacSaver has issued $300,000,000 in aggregate principal amount of its notes; $200,000,000 at 7.88% due 2003 and $100,000,000 at 7.40% due 2002. These notes are unconditionally guaranteed as to payment of principal and interest by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to holders of the debt securities. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

MacSaver Financial Services Summarized Statements of Earnings

                                   Twelve months ended February 28,(29),
                                   1997            1996            1995
                                      (Amounts in thousands)

Net revenues                   $158,306        $116,243         $91,001
Operating expenses              102,706          71,649          46,367
Earnings before taxes            55,600          44,594          44,634
Net earnings                   $ 36,140        $ 28,986         $29,012

MacSaver Financial Services Summarized Balance Sheets
                                               February 28, February 29,
                                               1997                   1996
                                               (Amounts in thousands)

Current assets                                 $ 36,401           $ 43,869
Accounts receivable, net                        454,774            423,105
Due from affiliates                             504,763            224,292
         TOTAL ASSETS                          $995,938           $691,266

Current liabilities                            $128,921           $ 33,785
Notes payable                                   156,000            190,000
Long-term debt                                  545,000            348,401
Stockholder's equity                            166,017            119,080
         TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY                  $995,938           $691,266

(page 42)
Independent Auditors' Report

To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Richmond, Virginia
March 25, 1997


(page 43)

  Item 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE


   None.

(page 44)
                              PART III

    In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for June 18, 1997, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  1.   Financial Statements

         The  following   consolidated  financial  statements  of  Heilig-Meyers
         Company and Subsidiaries included in the registrant's 1997 Annual Report to Shareholders are included in item 8 herein:

             Independent Auditors' Report

             Consolidated Balance Sheets -
               February 28, 1997 and February 29, 1996

             Consolidated Statements of Earnings -
               Year Ended February 28, 1997,
               Year Ended February 29, 1996, and
               Year Ended February 28, 1995

             Consolidated Statements of Stockholders' Equity -
               Year Ended February 28, 1997,
               Year Ended February 29, 1996, and
               Year Ended February 28, 1995

             Consolidated Statements of Cash Flows -
               Year Ended February 28, 1997,
               Year Ended February 29, 1996, and
               Year Ended February 28, 1995

             Notes to Consolidated Financial Statements

(page 45)
      (a)  2. Financial Statement Schedules:   The  financial statement
              schedule required by this item is listed below.

              Independent Auditors' Report on Schedule II included in Item 8 herein.

              Schedule II - Valuation and Qualifying Accounts

              Schedules other than those listed above have been omitted because they are not applicable or are not required or because the required information is included in the financial statements or notes thereto.

      (a)  3. Exhibits  required to be filed by Item 601  of Regulation
              S-K.

              See INDEX TO EXHIBITS

      (b) 1. Reports on Form 8-K Filed During Last Quarter of Year Ended February 28, 1997.

     There were two Current Reports on Form 8-K filed during the last quarter of the fiscal year ended February 28, 1997. On January 10, 1997, Registrant filed a Form 8-K in which it reported that Registrant had acquired Rhodes, Inc. ("Rhodes") and including certain financial statements related thereto. On February 24, 1997, Registrant filed Amendment No. 1 to its January 10, 1997 Form 8-K, in which it reported certain financial statements related to Rhodes.

(page 46)
                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEILIG-MEYERS COMPANY


       Date:  May 27, 1997                by  /s/William C. DeRusha
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  May 27, 1997                /s/William C. DeRusha
                                          William C. DeRusha
                                          Chairman of the Board
                                          Principal Executive Officer
                                          Director


       Date:  May 27, 1997                /s/Joseph R. Jenkins
                                          Joseph R. Jenkins
                                          Executive Vice President
                                          Principal Financial Officer


       Date:  May 27, 1997                /s/William J. Dieter
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer


       Date:  May 27, 1997                /s/Alexander Alexander
                                          Alexander Alexander, Director


       Date:  May 27, 1997                /s/Robert L. Burrus, Jr.
                                          Robert L. Burrus, Jr., Director



(page 47)
       Date:  May 27, 1997             /s/Beverley E. Dalton
                                       Beverley E. Dalton, Director


       Date:  May __, 1997             ___________________
                                       Charles A. Davis, Director


       Date:  May 27, 1997             /s/Benjamin F. Edwards, III
                                       Benjamin F. Edwards, III, Director


       Date:  May __, 1997             __________________
                                       Alan G. Fleischer, Director


       Date:  May 27, 1997             /s/Nathaniel Krumbein
                                       Nathaniel Krumbein, Director


       Date:  May 27, 1997             /s/Hyman Meyers
                                       Hyman Meyers, Director


       Date:  May 27, 1997             /s/S. Sidney Meyers
                                       S. Sidney Meyers, Director


       Date:  May 27, 1997             /s/Troy A. Peery, Jr.
                                       Troy A. Peery, Jr., Director


       Date:  May 27, 1997             /s/Lawrence N. Smith
                                       Lawrence N. Smith, Director


       Date:  May 27, 1997             /s/Eugene P. Trani
                                       Eugene P. Trani, Director

(page 48)
                     HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)



Column A     Column B      Column C                 Column D          Column E

                                         Write-off
            Balance at Charged  Charged   and       Purchased  Sold     Balance
            Beginning To Costs To Other Repossession Accounts Accounts at Close Description of Period &Expenses Accounts Losses Receivable Receivable of Period

Allowance for
 Doubtful Accounts:

Year Ended
 February 28,
 1997        $54,714   $80,908 $1,330(A) $70,438  $6,912(C)  $33,940  $41,120

                              $15,458(B)
Year Ended
 February 29,
 1996        $46,678   $65,379 $1,134(A) $57,231  $8,917(C)      $--  $54,714

                               $7,671(B)

Year Ended
 February 28,
 1995        $28,497   $45,419 $  806(A) $45,735  $7,595(C)      $--  $46,678
                              $25,286(B)


(A) Represents recoveries on accounts previously written off. (B) Allowance applicable to purchased accounts receivable. (C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                            1997         1996          1995


Write-offs of Uncollectible Accounts        $6,912       $8,917        $7,595


(page 49)
                                Index to Exhibits

3.        Articles of Incorporation and Bylaws.

          a.       Registrant's Restated Articles of Incorporation filed as
                   Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) are incorporated herein by this reference.

          b. Articles of Amendment to Registrant's Restated Articles of Incorporation filed as Exhibit 4 to Registrant's Form 8 (Amendment No. 5 to Form 8-A filed April 26, 1983) filed August 6, 1992 (No. 1-8484) are incorporated herein by this reference.

          c. Articles of Amendment to Registrant's Restated Articles of Incorporation filed as Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) are incorporated herein by this reference.

          d. Articles of Amendment to Registrant's Restated Articles of Incorporation, filed as Exhibit 3(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (No. 1-8484), are incorporated herein by this reference.

          e.       Registrant's Amended Bylaws.

4. Instruments defining the rights of security holders, including indentures.

          a. Indenture dated as of August 1, 1996, among Registrant, MacSaver Financial Services, Inc. ("MacSaver") and
                   First Union National Bank of Virginia, as Trustee, filed with the Commission as Exhibit 4(a) to Registrant's Current Report on Form 8-K dated September 11, 1996 (No. 1-8484), is incorporated herein by this reference.

          b. Officer's Certificate dated August 9, 1996, relating to the public offering by MacSaver of $200 million aggregate principal amount of 7/8% Notes due August 1, 2003, guaranteed as to payment of principal and interest by Registrant, filed with the Commission as Exhibit 4(b) to Registrant's Current Report on Form 8-K dated September 11, 1996 (No.1-8484), is incorporated herein by this reference.

          c. In addition to the foregoing, the long-term debt as shown on the consolidated balance sheet of the Registrant at February 28, 1995 includes various obligations each of which is evidenced by an instrument authorizing an amount that is less than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The documents evidencing these obligations are accordingly omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Commission upon request.

10.       Contracts

          a. Three leases dated as of December 27, 1976 between Hyman Meyers, Agent, and the Registrant, filed as Exhibit 10(a)(2)

(page 50)
                   and Exhibit 10(a)(4) - Exhibit 10(a)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 (No. 1-8484), are incorporated herein by this reference.

          b. The following Agreements filed as Exhibits 10(b) through 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

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

                   (2) Lease dated November 1, 1970 between Hyman Meyers, Agent, and the Registrant as successor in interest to Heilig-Meyers Company of Greenville, Inc.

                   (3) Lease dated April 15, 1971 between Meyers-Thornton Investment Co. and the Registrant as successor in interest to Meyers-Thornton Corporation.

                   (4) Lease dated June 28, 1971 between Meyers-Thornton Investment Company and the Registrant as successor in interest to Meyers-Thornton Corporation.

                   (5) Lease dated December 1, 1972 between Meyers-Thornton Investment Company and the Registrant.

          c. The following Agreements (originally filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1982) were refiled as Exhibits 10(c)(1)-(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) and are incorporated herein by reference:

                   (1) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Hyman Meyers and the Registrant. *

                   (2) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between S. Sidney Meyers and the Registrant. *

                   (3) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Nathaniel Krumbein and the Registrant. *

          d. Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989 filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          e. First Amendment, dated as of June 15, 1992, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989, filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          f. Second Amendment, dated as of February 1, 1994, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989. *

(page 51)
          g. Third Amendment, dated as of May 1, 1995, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989. *

          h. Addendum to Lease and Contract dated February 26, 1973 amending Lease Contract dated April 15, 1971 between Meyers-Thornton Investment Co. and the Company as successor in interest to Meyers-Thornton Corporation (see Exhibit 10(c)(2)), filed as Exhibit 10(k) to Registrant's Registration Statement on Form S-2 (No. 2-81775) is incorporated herein by this reference.

          i. The following Agreements filed as Exhibits 19(a) through 19(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 (No. 1-8484) are incorporated herein by this reference:

                   (1) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant.*

                   (2) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant.*


                   (3) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant.*

          j. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          k. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          l. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484)is incorporated herein by this reference.*

          m. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          n. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          o.       Deferred Compensation Agreement between Lawrence N. Smith and

(page 52)
                   the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          p. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          q. Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          r. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          s. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of March 1, 1994. *

          t. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 (No. 1-8484) for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

          u. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          v.       Registrant's 1990 Stock Option Plan, as amended, filed as
                   Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          w. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 (No. 1-8484) for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

          x. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          y. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha and Troy A. Peery, Jr. dated January 1, 1996. *

          z. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle dated January 1, 1996. *

          aa. Form of Executive Supplemental Retirement Agreement between the Registrant and William J. Dieter dated January 1, 1996. *

(page 53)
          bb. Employment Agreement made as of November 1, 1996 between William C. DeRusha and the Registrant. *

          cc. Employment Agreement made as of November 1, 1996 between Troy A. Peery, Jr. and the Registrant. *

          dd.      The following Agreements filed as Exhibits 10 (ii) through 10
                   (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

                   (1) Employment Agreement dated April 10, 1991 between Joseph R. Jenkins and the Registrant.*

                   (2) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

                   (3) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

          ee. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          ff. Amendment, dated as of August 18, 1993, to the Heilig-Meyers Company Severance Plan filed as exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          gg. 1988 Deferred Compensation Agreement for Outside Directors between George A. Thornton, III and the Registrant filed as exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          hh. Amendment, dated as of April 18, 1994, to the 1986 Heilig-Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(jj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-
                   8484) is incorporated herein by this reference.*

          ii. Amendment, dated as of April 18, 1994, to the 1990 Heilig Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-
                   8484) is incorporated herein by this reference.*

          jj. Letter Agreement, dated August 26, 1993, amending employment agreement between Joseph R. Jenkins and the Registrant filed as exhibit 10(ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          kk. Letter Agreement, dated August 26, 1993, amending employment agreement between James R. Riddle and the Registrant filed as exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          ll.      Letter Agreement, dated August 26, 1993, amending employment

(page 54)
                   agreement between James F. Cerza and the Registrant filed as exhibit 10(nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          mm. $400,000,000 Credit Agreement dated July 18, 1995 among MacSaver Financial Services, Inc., as Borrower; the Registrant, as Guarantor; and Wachovia Bank of Georgia, N.A., as Administrative Agent, as amended by the First Amendment and Restatement of Credit Agreement dated May 14, 1996 filed as exhibit 10 (pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (No. 1-8484) is incorporated herein by this reference.

          nn. Rhodes, Inc. Employees' Savings Plan, filed with the Commission as Exhibit 10.6 to Rhodes, Inc.'s Annual
                   Report on Form 10-K for the year ended February 28, 1986 (No. 0-08966) is incorporated herein by this reference.*

      oo. Policy issued by Life Insurance Company of North America, dated March 1, 1989 covering the Rhodes, Inc. Employee Disability Plan, filed with the Commission as Exhibit 10.38 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1991 (No. 0-08966) is incorporated herein by this reference.*

      pp. Form of Compensation (change in control) Agreement between Irwin L. Lowenstein and Rhodes, Inc., filed with the Commission as Exhibit 10.7 to Rhodes, Inc.'s Annual
                   Report on Form 10-K for the year ended February 28, 1995 (No. 1-09308) is incorporated herein by this reference.*

      qq. Amended and Restated Merchant Agreement by and between Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997.

      rr. Compensation Agreement entered into between Rhodes, Inc. and Joel T. Lanham, filed with the Commission as Exhibit 10.10 to Rhodes, Inc.'s. Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

      ss. Compensation Agreement entered into between Rhodes, Inc. and Joel H. Dugan, filed with the Commission as Exhibit 10.11 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

(page 55)
11. Computation of per share earnings for the fiscal years ended February 28, (29), 1997, 1996 and 1995.


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


(page 56)