Form 10-K405/A
period 1997-02-28
HEILIG MEYERS CO
filed 1997-06-30
CIK 46601

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the fiscal year ended February 28, 1997

or

         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from               to

         Commission file number 1-8484

                              HEILIG-MEYERS COMPANY
             (Exact name of registrant as specified in its charter)

         Virginia                                       54-0558861
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


2235 Staples Mill Road
Richmond, Virginia                                               23230
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code: (804) 359-9171

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

                                             HEILIG-MEYERS COMPANY

       Date:  June 27, 1997                by  /s/Joseph R. Jenkins
                                               -------------------------------
                                               Joseph R. Jenkins
                                               Executive Vice President
                                               Principal Financial Officer

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

          e.       Registrant's Amended Bylaws. (1)

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

10.       Contracts

          a. Three leases dated as of December 27, 1976 between Hyman Meyers, Agent, and the Registrant, filed as Exhibit 10(a)(2) and Exhibit 10(a)(4) - Exhibit 10(a)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 (No. 1-8484), are incorporated herein by this reference.

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

          c. The following Agreements (originally filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1982) were refiled as Exhibits 10(c)(1)-(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) and are incorporated herein by reference:

                   (1) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Hyman Meyers and the Registrant. *

                   (2) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between S. Sidney Meyers and the Registrant. *

                   (3) Executive Employment and Deferred Compensation Agreement made January 12, 1982 between Nathaniel Krumbein and the Registrant. *

          d. Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989 filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          e. First Amendment, dated as of June 15, 1992, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989, filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          f. Second Amendment, dated as of February 1, 1994, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989. * (1)

          g. Third Amendment, dated as of May 1, 1995, to the Heilig-Meyers Employees' Profit Sharing Retirement Plan, amended and restated, effective as of March 1, 1989. * (1)

          h. Addendum to Lease and Contract dated February 26, 1973 amending Lease Contract dated April 15, 1971 between Meyers-Thornton Investment Co. and the Company as successor in interest to Meyers-Thornton Corporation (see Exhibit 10(c)(2)), filed as Exhibit 10(k) to Registrant's Registration Statement on Form S-2 (No. 2-81775) is incorporated herein by this reference.

          i. The following Agreements filed as Exhibits 19(a) through 19(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 (No. 1-8484) are incorporated herein by this reference:

                   (1) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant.*

                   (2) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant.*

                   (3) Agreement made as of May 4, 1984 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant.*

          j. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          k. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          l. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484)is incorporated herein by this reference.*

          m. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          n. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          o. Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          p. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          q. Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          r. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          s. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of March 1, 1994. * (1)

          t. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 (No. 1-8484) for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

          u. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          v.       Registrant's 1990 Stock Option Plan, as amended, filed as
                   Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          w. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 (No. 1-8484) for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

          x. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          y. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha and Troy A. Peery, Jr. dated January 1, 1996. * (1)

          z. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle dated January 1, 1996. * (1)

          aa. Form of Executive Supplemental Retirement Agreement between the Registrant and William J. Dieter dated January 1, 1996. *
                   (1)

          bb. Employment Agreement made as of November 1, 1996 between William C. DeRusha and the Registrant. * (1)

          cc. Employment Agreement made as of November 1, 1996 between Troy A. Peery, Jr. and the Registrant. * (1)

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

          qq. Amended and Restated Merchant Agreement by and between Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997. (1)

          rr. Compensation Agreement entered into between Rhodes, Inc. and Joel T. Lanham, filed with the Commission as Exhibit 10.10 to Rhodes, Inc.'s. Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

          ss. Compensation Agreement entered into between Rhodes, Inc. and Joel H. Dugan, filed with the Commission as Exhibit 10.11 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

11. Computation of per share earnings for the fiscal years ended February 28, (29), 1997, 1996 and 1995. (1)

21.                Subsidiaries of Registrant. (1)

23.                Consents of experts and counsel.

                   a. Consent of Deloitte & Touche LLP to incorporation by reference of Accountants' Reports into Registrant's Registration Statements on Form S-8 and Form S-3. (1)

27.           Financial Data Schedule. (1)

99.           Additional Exhibits

                   a. Financial Statements required by Form 11-K, Annual Report of Rhodes, Inc. Employees' Savings Plan for the Plan year ended December 31, 1996. (2)

----------------------
* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(1) Filed as exhibits to Registrant's Annual Report on Form 10-K for the year ended February 28, 1997.

(2)   Filed with this Form 10-K/A.