Form 10-Q
period 1997-05-31
HEILIG MEYERS CO
filed 1997-07-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              May 31, 1997              or
                               --------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934



For the transition period from                to                    .
                               --------------    -------------------
Commission file number                       #1-8484                .
                       ---------------------         ---------------
                     Heilig-Meyers Company                          .
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

  Virginia                                               54-0558861
-------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

2235 Staples Mill Road, Richmond, Virginia                23230    .
-------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                  (804) 359-9171                                   .
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                                                                   .
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1997.

        56,999,511 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Earnings for
            Three Months Ended May 31, 1997
            and May 31, 1996 (Unaudited)                               3

            Consolidated Balance Sheets as of May 31, 1997
            (Unaudited), and February 28, 1997 (Audited)               4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1997 and
            May 31, 1996 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         12

Item 6.     Exhibits and Reports on Form 8-K                          13

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                                HEILIG-MEYERS COMPANY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except per share data)
                                     (Unaudited)



                                              Three Months Ended
                                                    May 31,
                                              ------------------
                                                1997      1996
                                              --------  --------
Revenues:
      Sales                                   $489,040  $300,691
      Other income                              77,285    57,223
                                              --------  --------
        Total revenues                         566,325   357,914
                                              --------  --------

Costs and Expenses:
      Costs of sales                           319,982   193,714
      Selling, general and
        administrative                         185,987   115,458
      Interest                                  15,428    10,591
      Provision for doubtful
        accounts                                22,928    18,943
                                              --------  --------
        Total costs and expenses               544,325   338,706
                                              --------  --------

Earnings before provision for
      income taxes                              22,000    19,208

Provision for income taxes                       8,239     6,837
                                              --------  --------

Net earnings                                  $ 13,761  $ 12,371
                                              ========  ========


Net earnings per share of common stock:
      Primary and fully diluted                  $0.25     $0.25
                                              ========  ========

Cash dividends per share of
      common stock                               $0.07     $0.07
                                              ========  ========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)


                                               May 31,      February 28,
                                                1997            1997
                                                ----            ----
                                             (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash                                       $   21,848       $   14,959
  Accounts receivable, net                      623,963          596,959
  Inventories                                   443,259          433,277
  Other current assets                           80,918           88,862
                                             ----------       ----------
     Total current assets                     1,169,988        1,134,057

Property and equipment, net                     394,429          366,749
Other assets                                     47,375           42,262
Excess costs over net assets acquired, net      294,517          294,090
                                             ----------       ----------
                                             $1,906,309       $1,837,158
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  207,700       $  156,000
  Long-term debt due within
     one year                                    91,895          100,413
  Accounts payable                              163,448          160,857
  Accrued expenses                              175,846          166,650
                                             ----------       ----------
     Total current liabilities                  638,889          583,920
                                             ----------       ----------

Long-term debt                                  560,912          561,489
Deferred income taxes                            54,121           49,128

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          54,414 and 48,596, respectively)      108,830          108,828
      Capital in excess of par value            195,374          195,352
      Unrealized gain on investments             10,797           10,797
      Retained earnings                         337,386          327,644
                                             ----------       ----------
         Total stockholders' equity             652,387          642,621
                                             ----------       ----------
                                             $1,906,309       $1,837,158
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                   Three Months Ended
                                                          May 31,
                                                   -------------------
                                                   1997           1996
                                                   ----           ----
Cash flows from operating activities:
   Net earnings                                 $ 13,761       $ 12,371
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization              12,572          7,999
       Provision for doubtful accounts            22,928         18,943
       Other, net                                    116           (176)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (51,300)       (42,555)
             Other receivables                     7,009         (2,139)
             Inventories                          (8,372)       (24,885)
             Prepaid expenses                        917         (3,797)
             Accounts payable                      2,591         26,550
             Accrued expenses                     13,587          3,462
                                                ---------      --------

               Net cash provided (used)
               by operating activities            13,809         (4,227)
                                                ---------        -------

Cash flows from investing activities:
   Acquisitions, net of cash acquired             (2,961)        (2,088)
   Additions to property and equipment           (38,864)       (15,251)
   Disposals of property and equipment             2,174            353
   Miscellaneous investments                      (5,879)        (4,670)
                                                ---------        -------

               Net cash used by investing
               activities                        (45,530)       (21,656)
                                                ---------       --------

Cash flows from financing activities:
   Net increase in notes payable                  51,700         31,300
   Payments of long-term debt                     (9,095)        (7,638)
   Issuance of common stock                           24            246
   Dividends paid                                 (4,019)        (3,402)
                                                ---------      ---------

               Net cash provided
               by financing activities            38,610         20,506
                                                ---------      --------

Net increase (decrease) in cash                    6,889         (5,377)
Cash at beginning of period                       14,959         16,017
                                                ---------      --------
Cash at end of period                           $ 21,848       $ 10,640
                                                =========      ========



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   The   accompanying  consolidated  financial  statements  of  Heilig-Meyers
     Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1997. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The results for the first quarter of fiscal year 1998 are not necessarily indicative of future financial results.

B. On April 2, 1997, the Board of Directors declared a cash dividend of $0.07 per share which was paid on May 17, 1997, to stockholders of record on April 23, 1997.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $47,149,000 and $41,120,000 and unearned finance income was $46,596,000 and $44,356,000 at May 31, 1997, and February 28, 1997, respectively.

D. The Company made income tax payments of $4,584,872 and $- during the three months ended May 31, 1997, and May 31, 1996, respectively.

E. The Company made interest payments of $9,342,000 and $10,577,000 during the three months ended May 31, 1997, and May 31, 1996, respectively.

F. MacSaver Financial Services, is the Company's wholly owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with this debt is guaranteed by the Parent Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver Financial Services is as follows:

                            MacSaver Financial Services
                      Summarized Statement of Earnings
                           (Amounts in thousands)

                                               (Unaudited)
                                           Three Months Ended
                                                May 31,
                                          ------------------
                                              1997      1996
                                          --------  --------

Net revenues                              $ 59,243  $ 22,836
Operating expenses                          54,050    12,905
                                          --------  --------
   Earnings before taxes                     5,193     9,931
                                          --------  --------
Net earnings                                 3,375     6,455
                                          ========  ========

                        MacSaver Financial Services
                          Summarized Balance Sheet
                           (Amounts in thousands)

                                               May 31,     February 28,
                                                 1997             1997
                                          -----------       ----------
                                          (Unaudited)        (Audited)

Current assets                             $   35,210       $   36,401
Accounts receivable, net                      499,409          454,774
Due to affiliates                             510,681          504,763
                                           ----------       ----------
  Total Assets                             $1,045,300       $  995,938
                                           ==========       ==========

Current liabilities                           123,206          128,921
Long-term debt                                545,000          545,000
Notes payable                                 207,700          156,000
Stockholder's equity                          169,394          166,017
                                           ----------       ----------
  Total Liabilities and Equity             $1,045,300       $  995,938
                                           ==========       ==========

G. In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 128 on "Earnings per Share". The Statement changes the computation, presentation and disclosure requirements for earnings per share in financial statements for periods ending after December 15, 1997. Basic earnings per share will not include stock options as common stock equivalents and will, therefore, be higher than previously reported primary earnings per share. Diluted earnings per share will equal previously reported primary earnings per share under the Company's current capital structure. Pro forma disclosure of basic EPS and diluted EPS for the current reporting period and comparable period in the prior year is as follows (in thousands except per share data):

                                               (Unaudited)
                                           Three Months Ended
                                                 May 31,
                                              1997      1996
                                            ----------------
         Average shares outstanding
          (basic earnings per share)        54,414    48,584

         Stock option equivalents              833     1,096

         Average shares and equivalents     55,247    49,680
          (diluted earnings per share)

         Basic EPS                           $0.25     $0.25
         Diluted EPS                         $0.25     $0.25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1997.


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 58.2% to $566.3 million from $357.9 million in the prior year. Of the increase between periods, $141.5 million relates to the recent acquisitions of Rhodes and The RoomStore. Excluding Rhodes and The RoomStore, total revenues for the quarter increased 18.7% from the prior year. Net earnings increased 11.2% to $13.8 million (or $0.25 per share) from $12.4 million (or $0.25 per share) in the prior year.

         Sales for the first quarter of fiscal 1998 increased 62.6% to $489.0 million from $300.7 million in the first quarter of the prior year. The overall increase in sales was primarily attributable to an increase in operating units from May 31, 1996 to May 31, 1997, and a comparable store sales increase of 3.4% for the three months ended May 31, 1997. The Company's Heilig-Meyers stores provided 67% of total sales for the first quarter of fiscal 1998, or $325.7 million, representing a 17.7% increase in sales over the same period of the prior year. The Company's 32 Puerto Rican stores, which operate under the "Berrios" name, contributed $28.5 million, or 6% of total sales. Sales also include the results from the recently acquired Rhodes and The RoomStore units. During the quarter the conversion of 8 Rhodes units to The RoomStore format was begun and is expected to be completed during the third quarter. The 99 Rhodes stores contributed $111.5 million, or 23% of total sales. The 18 RoomStore units contributed $19.1 million, or 4% of total sales. Price changes had an immaterial impact on the overall sales increase for the quarter. Management believes the consumer demand for home furnishings remained relatively unchanged from the prior year quarter and that demand has been impacted by an overall rise in consumer debt levels. As a result, the Company is anticipating modest same store sales increases in the upcoming quarters.

      As a percentage of sales, other income decreased during the first quarter to 15.8% from 19.0% in the prior year quarter. This decrease is primarily the result of the effect of the Rhodes' and The RoomStore's operations, as these stores' credit programs are maintained by a third party and, accordingly, do not produce finance income for the Company. To a lesser extent, a higher level of securitized accounts receivable as compared to the prior year also affected the results. Excluding the results of Rhodes and The RoomStore, other income for the first quarter represented 18.5% of sales.

         The Company offers third party private label credit card programs to customers of the Rhodes and The RoomStore locations and plans to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its other stores. Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels. Interest costs related to securitized receivables, which are based on the dollar value of accounts receivable sold to third parties, are netted against finance income.

Costs and Expenses

         Costs of sales increased during the quarter to 65.4% of sales from 64.4% in the prior year quarter. This increase was primarily the result of higher distribution costs and lower raw selling margins as a percentage of sales. A new distribution center in Athens, Texas began servicing stores in March 1997 and was at approximately 40% capacity at the end of the first quarter of fiscal 1998. The facility serviced approximately 50 stores during the quarter while it is designed to service approximately 130 stores. Raw selling margins, particularly in the Heilig-Meyers stores, were impacted by a shift in sales mix to lower margin goods.

      Selling, general and administrative expense decreased as a percentage of sales to 38.0% from 38.4% in the prior year quarter. The decrease between years was the result of leverage gained on the sales at the Rhodes and The RoomStore units. The Rhodes and The RoomStore units have generally lower levels of administrative costs as a percentage of sales than the Heilig-Meyers units as these stores' revolving credit extension and collections are maintained by third-party credit providers. However, the decrease caused by the Rhodes and The RoomStore leverage was somewhat offset by the Heilig-Meyers stores' continued commitment of additional resources to collection efforts which resulted in higher salaries as a percentage of sales than the prior year quarter. Advertising increased slightly as a percentage of sales due to increased circular distribution.

      Interest expense decreased to 3.2% of sales in the first quarter of fiscal 1997 from 3.5% of sales in the first quarter of the prior year. The decrease is mainly due to leverage on the sales of Rhodes and The RoomStore, which were purchased with common stock. For the quarter, weighted average long-term debt increased to $641.5 million from $364.4 million in the prior year first quarter. The Company issued approximately $300 million in public debt in the last half of fiscal 1997 as part of the financing strategy discussed below. Weighted average long-term interest rates remained consistent at 7.8% between periods. Weighted average short-term debt decreased to $175.0 million from $180.6 million in the prior year. Weighted average short-term interest rates increased to 6.0% from 5.7% in the prior year. The Company has focused on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to significant changes in short-term interest rates.

      The provision for doubtful accounts decreased for the first quarter, as a percentage of sales, to 4.7% from 6.3% in the prior year quarter. The decrease was the result of the operations of Rhodes and The RoomStore as these units do not offer in-house credit. Excluding the effect of Rhodes and The RoomStore, the provision was 6.4% of sales for the first quarter.

      The effective income tax rate for the first quarter of fiscal 1998 was 37.5% compared to 35.6% for the first quarter of fiscal 1997. This increase is due to higher effective tax rates of recently acquired operating subsidiaries resulting from the carryover tax attributes of acquired assets and liabilities. Management believes that the consolidated effective rate for the remainder of the year will more closely align with the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company increased its cash position $6.9 million to $21.8 million at May 31, 1997, from $14.9 million at February 28, 1997, compared to a decrease of $5.4 million in the comparable period a year ago.

      Net cash inflow from operating activities was $13.8 million, compared to a net cash outflow of $4.2 million in the comparable period of the prior year. As the Company continued to expand its store base, cash flows used for investing activities exceeded cash provided by operating activities for the first quarters of fiscals 1998 and 1997. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and Berrios stores. During the quarter, inventory levels increased at a slower rate than the prior year quarter primarily due to the sale of inventory from the recent acquisitions as well as the sales increase in the quarter. There was a corresponding smaller increase in the Company's payable accounts as a result of the lower levels of inventory purchases. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1998 quarters. However, the Company periodically sells accounts receivable as a source of liquidity, providing additional positive cash flows from operating activities.

      Investing activities produced negative cash flows of $45.5 million during the first quarter of fiscal 1998 compared to negative cash flows of $21.7 million in the prior year first quarter. The increase in negative cash flows from investing activities is primarily due to an increase in additions to property and equipment during the period. Cash used for additions to property and equipment resulted from the opening of 26 new store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. The Company plans to open approximately 80 new Heilig-Meyers stores during fiscal 1998 as well as continue its existing store remodeling program. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.

     Financing activities produced positive cash flows of $38.6 million during the first quarter of fiscal 1998 compared to a $20.5 million positive cash flow in the prior year first quarter. The positive cash flow from financing activities in both the current and prior year quarters was due to an increase in notes payable. As of May 31, 1997, long-term notes payable with an aggregate principal amount of $300.0 million have been issued to the public and are outstanding under this facility. On June 24, 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. No securities have been issued under this registration statement as of July 1, 1997. The Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion from operating cash flows supplemented by other sources of capital. As of May 31, 1997, the Company had a $400.0 million revolving credit facility in place which expires in July 2000. This facility includes fourteen banks and had $195.0 million outstanding and $205.0 million unused as of May 31, 1997. The Company also had additional lines of credit with banks totaling $60.0 million of which $47.3 million was unused as of May 31, 1997.

         Total debt as a percentage of debt and equity was 56.9% at May 31, 1997, compared to 56.0% at February 28, 1997. The current ratio was 1.8 at May 31, 1997, compared to 1.9 at February 28, 1997. The decrease in the current ratios and increase in total debt as a percentage of debt and equity from February 28, 1997 to May 31, 1997 is primarily attributed to a $51.7 million increase in notes payable.

Acquisition

         On July 1, 1997, the Company acquired Mattress Discounters, a privately held bedding retailer and manufacturer based in Upper Marlboro, Maryland. The acquisition is being accounted for as a purchase and was accomplished through the issuance of 2,269,839 shares of common stock. In addition, 264,550 shares of common stock were placed in escrow to be paid to the former shareholders of Mattress Discounters if the acquired stores meet certain earnings targets in the twelve months subsequent to the acquisition. Mattress Discounters is the nation's largest retail bedding specialist with revenues of approximately $175 million for its fiscal year ended December 28, 1996. As of July 1, 1997, Mattress Discounters had 169 stores in ten states and Washington, D.C.


FORWARD-LOOKING STATEMENTS

         Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

                                    PART II

                        ITEM 1. LEGAL PROCEEDINGS

     The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997. In addition, on June 23, 1997, Wahl v. Heilig-Meyers Company and Heilig-Meyers Furniture Company was filed in Memphis, Tennessee Chancery Court. The plaintiff in this case seeks certification of a class of certain individuals who made purchases in the Company's Tennessee stores, alleges violation of Tennessee statutes, and seeks statutory damages and unspecified punitive damages.

Item 6.      Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There was one Current Report on Form 8-K filed during the quarterly period ended May 31, 1997. On April 10, 1997, Registrant filed a Form 8-K in which it reported the public offering on February 20, 1997 by MacSaver Financial Services, Inc. of $100 million aggregate principal amount of 7.40% Notes due February 15, 2002, guaranteed as to payment of principal and interest by Registrant.



                                     INDEX TO EXHIBITS
                                                                        Page
                                                                        ----
10.      Contracts

         a.       Amended and Restated Guaranty by the Registrant,
                  dated as of May 9, 1997, of certain obligations
                  under the Amended and Restated Merchant Agreement
                  by and among Beneficial National Bank USA, HMY
                  RoomStore, Inc. and Rhodes, Inc., dated
                  as of May 9, 1997.                                      15

11.      Computation of Per Share Earnings                                18

27.      Financial Data Schedule                                          19

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 11, 1997                  /s/Roy B. Goodman
           -------------                  -----------------
                                          Roy B. Goodman
                                          Senior Vice President and
                                          Principal Financial Officer


Date:      July 11, 1997                  /s/William J. Dieter
           -------------                  --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer