Form 10-Q/A
period 1997-05-31
HEILIG MEYERS CO
filed 1997-07-15
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                            MacSaver Financial Services
                      Summarized Statement of Earnings
                           (Amounts in thousands)

                                               (Unaudited)
                                           Three Months Ended
                                                May 31,
                                          ------------------
                                              1997      1996
                                          --------  --------

Net revenues                              $ 59,243  $ 36,616
Operating expenses                          54,050    24,410
                                          --------  --------
   Earnings before taxes                     5,193    12,206
                                          --------  --------
Net earnings                                 3,375     7,934
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


Date:      July 15, 1997                  /s/William J. Dieter
           -------------                  --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer