Form 10-Q
period 1997-08-31
HEILIG MEYERS CO
filed 1997-10-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              August 31, 1997              or
                               -----------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to                    .
                               --------------    -------------------
Commission file number                       #1-8484                .
                       ---------------------------------------------
                     Heilig-Meyers Company                          .
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

  Virginia                                               54-0558861
--------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

12560 West Creek Parkway, Richmond, Virginia            23238       .
--------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                  (804) 784-7300                                    .
--------------------------------------------------------------------
      (Registrant's telephone number, including area code)

2235 Staples Mill Road, Richmond, Virginia              23230       .
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1997.

        57,049,096 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Earnings for
            Three and Six Months Ended August 31, 1997
            and August 31, 1996 (Unaudited)                            3

            Consolidated Balance Sheets as of August 31, 1997
            (Unaudited), and February 28, 1997 (Audited)               4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1997 and
            August 31, 1996 (Unaudited)                                5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         13

Item 2.     Changes in Securities                                     14

Item 4.     Submission of Matters to a Vote of Security Holders       15

Item 5.     Other Information                                         16

Item 6.     Exhibits and Reports on Form 8-K                          17

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                Three Months Ended     Six Months Ended
                                   August 31,            August 31,
                                   ----------            ----------
                                  1997      1996        1997      1996
                                  ----      ----        ----      ----

Revenues:
      Sales                     $515,162  $286,989  $1,004,202  $587,680
      Other income                75,050    56,534     152,335   113,757
                                --------  --------  ----------  --------
        Total revenues           590,212   343,523   1,156,537   701,437
                                --------  --------  ----------  --------

Costs and Expenses:
      Costs of sales             343,961   191,205     663,943   384,920
      Selling, general and
        administrative           193,815   111,179     379,802   226,637
      Interest                    16,101    10,974      31,529    21,565
      Provision for doubtful
        accounts                  21,933    18,080      44,861    37,023
                                --------  --------  ----------  --------
        Total costs
            and expenses         575,810   331,438   1,120,135   670,145
                                --------  --------  ----------  --------

Earnings before provision for
      income taxes                14,402    12,085      36,402    31,292

Provision for income taxes         5,123     4,338      13,362    11,175
                                --------  --------  ----------  --------

Net earnings                    $  9,279  $  7,747  $   23,040  $ 20,117
                                ========  ========  ==========  ========


Net earnings per share of common stock:
      Primary and fully diluted $   0.16  $   0.16  $     0.41  $   0.41
                                ========  ========  ==========  ========

Cash dividends per share of
      common stock              $   0.07  $   0.07  $     0.14  $   0.14
                                ========  ========  ==========  ========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)


                                             August 31,     February 28,
                                                1997            1997
                                                ----            ----
                                            (Unaudited)       (Audited)
ASSETS

Current assets:
  Cash                                       $   16,400      $   14,959
  Accounts receivable, net                      644,996         596,959
  Inventories                                   464,604         433,277
  Other current assets                          103,254          88,862
                                             ----------      ----------
     Total current assets                     1,229,254       1,134,057

Property and equipment, net                     420,448         366,749
Other assets                                     53,940          42,262
Excess costs over net assets acquired, net      354,511         294,090
                                             ----------      ----------
                                             $2,058,153      $1,837,158
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  193,805      $  156,000
  Long-term debt due within
     one year                                     2,204         100,413
  Accounts payable                              197,102         160,857
  Accrued expenses                              180,501         166,650
                                             ----------      ----------
     Total current liabilities                  573,612         583,920
                                             ----------      ----------

Long-term debt                                  735,607         561,489
Deferred income taxes                            48,756          49,128

Stockholders' equity:
      Preferred stock, $10 par value                ---             ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          56,785 and 54,414, respectively)      113,569         108,828
      Capital in excess of par value            234,678         195,352
      Unrealized gain on investments              9,367          10,797
      Retained earnings                         342,564         327,644
                                             ----------      ----------
         Total stockholders' equity             700,178         642,621
                                             ----------      ----------
                                             $2,058,153      $1,837,158
                                             ==========      ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                    Six Months Ended
                                                        August 31,
                                                   --------------------
                                                   1997            1996
                                                   ----            ----
Cash flows from operating activities:
   Net earnings                                $ 23,040        $ 20,117
    Adjustments to reconcile net
     earnings to net cash used by
     operating activities:
       Depreciation and amortization             26,804          15,603
       Provision for doubtful accounts           44,861          37,023
       Other, net                                    79            (117)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:

             Accounts receivable                (90,687)        (76,948)
             Other receivables                  (10,801)         (2,404)
             Inventories                        (24,217)         (9,199)
             Prepaid expenses                    (5,489)         (2,426)
             Accounts payable                    13,826          (5,717)
             Accrued expenses                     2,205          12,918
                                               --------        --------

               Net cash used by
               operating activities             (20,379)        (11,150)
                                               --------        --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired            (8,386)         (8,506)
   Additions to property and equipment          (68,123)        (37,676)
   Disposals of property and equipment            3,208             508
   Miscellaneous investments                    (10,953)         (7,164)
                                               --------          ------

               Net cash used by investing
               activities                       (84,254)        (52,838)
                                               --------         -------

Cash flows from financing activities:
   Net increase (decrease) in notes payable      37,805        (115,000)
   Proceeds from long-term debt                 174,767         199,612
   Payments of long-term debt                   (99,545)        (16,437)
   Issuance of common stock                       1,167             681
   Dividends paid                                (8,120)         (6,805)
                                               --------        --------

               Net cash provided
               by financing activities          106,074          62,051
                                               --------        --------

Net increase (decrease) in cash                   1,441          (1,937)
Cash at beginning of period                      14,959          16,017
                                               --------        --------
Cash at end of period                          $ 16,400        $ 14,080
                                               ========        ========



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying consolidated financial statements of Heilig- Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1997. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The results for the second quarter of fiscal year 1998 are not necessarily indicative of future financial results.

B. On June 18, 1997, the Board of Directors declared a cash dividend of $0.07 per share which was paid on August 23, 1997, to stockholders of record on July 16, 1997.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $37,985,000 and $41,120,000 and unearned finance income was $46,502,000 and $44,356,000 at August 31, 1997, and February 28, 1997, respectively.

D. The Company made income tax payments of $4,832,500 and $1,231,000 during the three months ended August 31, 1997, and August 31, 1996, respectively.

E. The Company made interest payments of $22,885,000 and $10,974,000 during the three months ended August 31, 1997, and August 31, 1996, respectively.

F. On July 1, 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters"). The Company issued 2,269,839 shares of common stock and placed 264,550 shares of common stock in escrow to be released to the former shareholders of Mattress Discounters if the acquired stores meet certain earnings targets in the twelve months following the acquisition.

G. MacSaver Financial Services, Inc. is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with this debt is guaranteed by the Parent Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver Financial Services is as follows:

                            MacSaver Financial Services
                      Summarized Statements of Earnings
                           (Amounts in thousands)

                                (Unaudited)          (Unaudited)
                             Three Months Ended    Six Months Ended
                                 August 31,           August 31,
                                 ----------           ----------
                                1997      1996       1997      1996
                                ----      ----       ----      ----

Net revenues                 $63,722   $38,105   $122,965   $74,721
Operating expenses            54,283    25,405    108,333    49,815
                             -------   -------   --------   -------
   Earnings before taxes       9,439    12,700     14,632    24,906
                             -------   -------   --------   -------
Net earnings                   6,136     8,255      9,511    16,189
                             =======   =======   ========   =======

                        MacSaver Financial Services
                         Summarized Balance Sheets
                           (Amounts in thousands)

                                            August 31,     February 28,
                                                 1997             1997
                                            ---------      -----------
                                           (Unaudited)        (Audited)

Current assets                             $   34,032       $   36,401
Accounts receivable, net                      550,149          454,774
Due to affiliates                             530,067          504,763
                                           ----------       ----------
  Total Assets                             $1,114,248       $  995,938
                                           ==========       ==========

Current liabilities                        $   24,917       $  128,921
Long-term debt                                720,000          545,000
Notes payable                                 193,800          156,000
Stockholder's equity                          175,531          166,017
                                           ----------       ----------
  Total Liabilities and Equity             $1,114,248       $  995,938
                                           ==========       ==========

H. In February 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No. 128 on "Earnings per Share". The Statement changes the computation, presentation and disclosure requirements for earnings per share in financial statements for periods ending after December 15, 1997. Basic earnings per share will not include stock options as common stock equivalents and may, therefore, be higher than previously reported primary earnings per share. Diluted earnings per share will equal previously reported primary earnings per share under the Company's current capital structure. Pro forma disclosure of basic EPS and diluted EPS for the current reporting period and comparable period in the prior year is as follows (in thousands except per share data):

                                        (Unaudited)         (Unaudited)
                                    Three Months Ended   Six Months Ended
                                         August 31,          August 31,
                                       1997      1996      1997     1996
                                     ------------------  ----------------
         Average shares outstanding
          (basic earnings per share)    56,003   48,616   55,208   48,571

         Stock option equivalents          914    1,059      874      718

         Average shares and equivalents 56,917   49,675   56,082   49,289
          (diluted earnings per share)

         Basic EPS                       $0.17    $0.16    $0.42    $0.41
         Diluted EPS                     $0.16    $0.16    $0.41    $0.41

I. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company's fiscal year ended February 28, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management has not yet completed its analysis of which operating segments it will report on.

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

         On July 1, 1997, the Company acquired Mattress Discounters, a privately held bedding retailer and manufacturer based in Upper Marlboro, Maryland. The acquisition was accounted for as a purchase and was accomplished through the issuance of 2,269,839 shares of common stock. In addition, 264,550 shares of common stock were placed in escrow to be paid to the former shareholders of Mattress Discounters if the acquired stores meet certain earnings targets in the twelve months subsequent to the acquisition.

RESULTS OF OPERATIONS

      Total revenues for the quarter rose 71.8% to $590.2 million from $343.5 million in the prior year. Approximately $179.2 million of this increase can be attributed to the recently acquired Rhodes, The RoomStore and Mattress
Discounters operations. Excluding Rhodes, The RoomStore and Mattress Discounters, total revenues for the quarter increased 19.7% from the prior year. Net earnings increased 19.8% to $9.3 million (or $0.16 per share) from $7.7 million (or $0.16 per share) in the prior year. The earnings per share remained flat between current and prior year quarters as a result of the shares issued in the acquisition of Rhodes, The RoomStore and Mattress Discounters. Net earnings for the six months ended August 31, 1997 increased 14.5% to $23.0 million (or $0.41 per share) from $20.1 million (or $0.41 per share) in the prior year period.

         Sales for the second quarter of fiscal 1998 increased 79.5% to $515.2 million from $287.0 million in the second quarter of the prior year. For the six month period ended August 31, 1997, sales increased 70.9% to $1,004.2 million from $587.7 million. Approximately $172.2 million and $302.8 million of this increase resulted from the recently acquired Rhodes, The RoomStore and Mattress Discounters operations for the second quarter and the six months ended August
31, 1997, respectively. Excluding Rhodes, The RoomStore and Mattress Discounters, total sales for the three and six months ended August 31, 1997 increased 19.5% and 19.3%, respectively, from the prior year. The remaining increase in sales for both periods was primarily attributable to an increase in Heilig-Meyers operating units from August 31, 1996 to August 31, 1997, and a comparable store sales increase of 3.0% and 3.3% for the three and six months ended August 31, 1997, respectively.

         Through recent acquisitions, the Company now has five retail formats targeting a wide range of markets. The Company's Heilig-Meyers stores provided 61.4% of total sales for the second quarter of fiscal 1998, or $316.5 million, representing an 19.8% increase in sales over the same period of the prior year. The Heilig-Meyers stores provided 64.3% of total sales for the six months ended August 31, 1997, or $646.4 million, representing an 19.5% increase in sales over the same period of the prior year. The Company's 32 Puerto Rican stores, which operate under the "Berrios" name, contributed $26.5 million and $55.0 million, or 5.1% and 5.5% of total sales, for the three and six months ended August 31, 1997, respectively. Sales also include the results from the recently acquired Rhodes, The RoomStore and Mattress Discounters units. The 99 Rhodes stores contributed $111.1 million and $222.7 million, or 21.6% and 22.2% of total sales, for the three and six months ended August 31, 1997, respectively. The 18 RoomStore units contributed $25.0 million and $44.1 million, or 4.9% and 4.4% of total sales, for the three and six months ended August 31, 1997, respectively. The 171 Mattress Discounters stores contributed $36.1 million, or 7.0% and 3.6% of sales, for the three and six months ended August 31, 1997, respectively. Price changes had an immaterial impact on the overall sales increase for the quarter. Management believes the consumer demand for home furnishings remained relatively unchanged from the prior year quarter and that demand is impacted by the high level of consumer debt. As a result, the Company is anticipating modest same store sales increases in the upcoming quarters.

      As a percentage of sales, other income decreased during the second quarter to 14.6% from 19.7% in the prior year quarter. For the six months ended August 31, 1997, other income decreased as a percentage of sales to 15.2% from 19.4% in the prior year. This decrease is primarily the result of the effect of the Rhodes, The RoomStore and Mattress Discounters operations, as these stores' credit programs are maintained by a third party and, unlike the Heilig-Meyers in-house program, do not produce finance income for the Company. Excluding the results of Rhodes, The RoomStore and Mattress Discounters, other income for the three and six months ended August 31, 1997 represented 19.8% and 19.2% of sales, respectively.

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

Costs and Expenses

         Costs of sales increased during the quarter to 66.8% of sales from 66.6% in the prior year quarter. This increase was primarily the result of the liquidation of merchandise associated with recent acquisitions. For the six month period ending August 31, 1997, costs of sales were 66.1% of sales as compared to 65.5% in the prior year. This increase resulted from higher distribution costs and lower raw selling margins as a percentage of sales. Raw selling margins, particularly in the Heilig-Meyers stores, were impacted by a shift in the sales mix to lower margin goods during the first quarter.

      Selling, general and administrative expenses decreased as a percentage of sales to 37.6% from 38.7% in the prior year quarter. For the six month period ended August 31, 1997, selling, general and administrative expenses were 37.8% compared to 38.6% in the prior year. The decrease between years was the result of leverage gained on the sales at the Rhodes, The RoomStore and Mattress Discounters units. Compared to the prior year quarter, the addition of these units has resulted in a lower administrative cost structure generally due to the use of third-party credit providers. However, the decrease caused by the Rhodes, The RoomStore and Mattress Discounters leverage was somewhat offset by the Heilig-Meyers stores' continued commitment of additional store-level resources to collection efforts which resulted in higher salaries as a percentage of sales than the prior year. Advertising increased slightly as a percentage of sales due to increased circular distribution and television advertising.

      Interest expense decreased to 3.1% of sales in the second quarter of fiscal 1998 from 3.8% of sales in the second quarter of the prior year. The decrease is mainly due to leverage on the sales of Rhodes, The RoomStore and Mattress Discounters, which were purchased with common stock. For the quarter, weighted average long-term debt increased to $608.1 million from $401.9 million in the prior year second quarter. The Company issued $175 million in public debt during the quarter. The Company also issued approximately $300 million in public debt in the last half of fiscal 1997 as part of the financing strategy discussed below. Weighted average long-term interest rates remained consistent at 7.9% between periods. Weighted average short-term debt increased to $248.5 million from $207.4 million in the prior year second quarter. Weighted average short-term interest rates increased to 6.1% from 5.9% in the prior year. For the six months ended August 31, 1997 interest expense decreased to 3.1% of sales from 3.7% from the prior year period. The Company has focused on structuring its debt portfolio to contain a higher percentage of long-term fixed rate debt. This strategy is designed to minimize the Company's exposure to significant changes in short-term interest rates.

      The provision for doubtful accounts decreased for the second quarter, as a percentage of sales, to 4.3% from 6.3% in the prior year quarter. For the six months ended August 31, 1997, the provision decreased to 4.5% from 6.3% in the prior year. The decrease in the current fiscal year was the result of the operations of Rhodes, The RoomStore and Mattress Discounters as these units primarily use third-party credit providers and, accordingly, do not record significant provisions for doubtful accounts. Excluding the effect of Rhodes, The RoomStore and Mattress Discounters, the provision was 6.4% of sales for the second quarter and for the six months ended August 31, 1997.

      The effective income tax rate for the second quarter of fiscal 1998 was 35.6% compared to 35.9% for the second quarter of fiscal 1997. For the six months ended August 31, 1997, the income tax rate was 36.7% compared to 35.7% in the prior year period. This increase for the six months is due to the higher effective tax rates of the recently acquired operating subsidiaries resulting from the carryover tax attributes of acquired assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

      The Company increased its cash position $1.4 million to $16.4 million at August 31, 1997, from $15.0 million at February 28, 1997, compared to a decrease of $1.9 million in the comparable period a year ago.

      Net cash outflow from operating activities was $20.4 million, compared to a net cash outflow of $11.2 million in the comparable period of the prior year. As the Company continued to expand its store base, cash flows used for investing activities exceeded cash provided by operating activities for the first six months of fiscal years 1998 and 1997. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and Berrios stores. During the six months ended August 31, 1997, inventory levels increased at a higher rate than the prior year period primarily due to the stocking of line-up inventory in the recently acquired stores in order to support the merchandising plan for the upcoming fall selling season. There was a corresponding increase in the Company's accounts payable as a result of the higher levels of inventory purchases. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1998 quarters. However, the Company periodically sells accounts receivable as a source of liquidity, providing additional positive cash flows from operating activities.

      Investing activities produced negative cash flows of $84.3 million during the six months ended August 31, 1997 compared to negative cash flows of $52.8 million in the prior year period. The increase in negative cash flows from investing activities is primarily due to an increase in additions to property and equipment during the period. Cash used for additions to property and equipment resulted from the opening of 33 new store locations (excluding acquisitions) and related support facilities as well as the remodeling and improvement of existing and acquired locations. The Company plans to open approximately 40 to 50 additional new stores during the remainder of fiscal 1998 as well as continue its existing store remodeling program. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.

     Financing activities produced positive cash flows of $106.1 million during the six months ended August 31, 1997 compared to a $62.1 million positive cash flow in the prior year period. The positive cash flow from financing activities in both the current and prior year quarters was due to an increase in long-term debt. On June 24, 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. As of August 31, 1997, long-term notes payable with an aggregate principal amount of $175.0 million have been issued to the public and are outstanding under this facility. The Company has access to a variety of external capital sources to finance asset growth and plans to continue to finance accounts receivable, inventories and future expansion from operating cash flows supplemented by other sources of capital. As of August 31, 1997, the Company had a $400.0 million revolving credit facility in place which expires in July 2000. This facility includes fourteen banks and had $170.0 million outstanding and $230.0 million unused as of August 31, 1997. The Company also had additional lines of credit with banks totaling $60.0 million of which $23.8 million was unused as of August 31, 1997.

         Total debt as a percentage of debt and equity was 57.1% at August 31, 1997, compared to 56.0% at February 28, 1997. The current ratio was 2.1 at August 31, 1997, compared to 1.9 at February 28, 1997. The increase in the current ratio from February 28, 1997 to August 31, 1997 is primarily attributed to the maturity of $100.0 million in long-term debt in the current quarter. The increase in total debt as a percentage of debt and equity from February 28, 1997 to August 31, 1997 is primarily attributed to the issuance of $175 million of long-term notes payable during the quarter, which was somewhat offset by the payment on the maturity of long-term notes discussed above.


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

                                     PART II

Item 1. Legal Proceedings

The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (the "Company's 1997 Form 10-K") and the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997. These cases included Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company and Richardson v. Heilig-Meyers Company and Heilig-Meyers Furniture Company which, as previously reported in the Company's 1997 Form 10-K, were transferred by the Panel on Multi-District Litigation (the "MDL Panel") to the United States District Court for the Middle District of Alabama. The Company's motion to return these cases to the courts in which these cases were originally filed was denied; however, the court dismissed the Richardson case without prejudice in September 1997. In addition, the plaintiffs in the Kirby case, who originally requested certification of a class in all states except Alabama and Georgia and subsequently moved to substitute a Mississippi class, have now requested certification of a class for all states except Alabama and Florida. Among the other cases regarding non-filing fees reported in the Company's 1997 Form 10-K were Faulkner v. Heilig-Meyers Company (Northern District of Illinois) and Via
v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (Western District of Virginia). The MDL Panel has pending a motion to transfer the Faulkner case to the United States District Court for the Middle District of Alabama. The plaintiffs in the Via case have filed a motion to withdraw the case without prejudice.

Item 2.   Changes in Securities.

(c) On July 1, 1997, the Company acquired all the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters") in merger transactions in which the shareholders of Mattress Discounters received 2,269,839 shares of the Company's Common Stock and an additional 264,550 shares of the Company's Common Stock were placed in escrow. The sale of the foregoing shares were exempt from registration under the Securities Act of 1933 (the "Act") as transactions not involving a public offering, based on the fact that the shares were sold to accredited investors under Rule 506 of Regulation D under the Act.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The Annual Meeting of the Company's shareholders was held June
          18, 1997.

(c)(i) The shareholders approved the ratification of the selection of Deloitte & Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

                      FOR                  -        47,505,229
                      AGAINST              -            94,503
                      ABSTAIN              -            64,697

(c)(ii) The shareholders of the Company elected a board of thirteen directors for one-year terms. The elections were approved by the following vote:

             Directors:                   For         Withheld

          William C DeRusha             46,998,566     665,863
          Troy A. Peery, Jr.            47,001,968     662,461
          Alexander Alexander           47,032,362     632,067
          Robert L. Burrus, Jr.         46,714,679     949,750
          Beverley E. Dalton            47,048,158     616,271
          Charles A. Davis              46,680,360     984,069
          Benjamin F. Edwards III       46,883,564     780,865
          Alan G. Fleischer             47,001,423     663,006
          Nathaniel Krumbein            46,881,216     783,213
          Hyman Meyers                  46,874,524     789,905
          S. Sidney Meyers              46,876,697     787,732
          Lawrence N. Smith             47,048,918     615,511
          Eugene P. Trani               47,029,876     634,553

Item 5.       Other Information.

 (i). On August 27, 1997 the Company announced that the Board of Directors appointed former Virginia Governor Douglas Wilder as an additional director.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.  See INDEX TO EXHIBITS

          (b)  There were  three  Current  Reports on Form 8-K filed  during the quarterly period ended August 31, 1997. On July 17, 1997, Registrant filed a Form 8-K in which it reported the acquisition of all outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters").

               On August 8, 1997, Registrant filed a Form 8-K in which it reported Heilig-Meyers Company ("Heilig-Meyers") and MacSaver Financial Services, Inc. ("MacSaver") entered into a Pricing Agreement with Goldman, Sachs & Co., on behalf of itself and NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., which incorporated by reference a related Underwriting Agreement, dated July 31, 1997, for the public offering by MacSaver of $175 million aggregate principal amount of 7.60% Notes due August 1, 2007, guaranteed as to payment of principal and interest by Heilig-Meyers (the "7.60% Notes"). The 7.60% Notes were issued pursuant to an Indenture dated as of August 1, 1996 among Heilig-Meyers, MacSaver and First Union National Bank, formerly known as First Union National Bank of Virginia, as Trustee, and an Officers' Certificate dated as of August 5, 1997.

               On August 13, 1997, Registrant filed a Form 8-K in which it attached and incorporated by reference the August 6, 1997 press release issued by the Registrant reporting July sales and other information.


                                     INDEX TO EXHIBITS
                                                                        Page

3.       Articles of Incorporation

         a.       Registrant's Amended Bylaws                             19

11.      Computation of Per Share Earnings                                25

27.      Financial Data Schedule                                          26

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      October 13, 1997               /s/Roy B. Goodman
           ----------------               -----------------
                                          Roy B. Goodman
                                          Senior Vice President and
                                          Principal Financial Officer


Date:      October 13, 1997               /s/William J. Dieter
           ----------------               --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer