Form 10-Q
period 1997-11-30
HEILIG MEYERS CO
filed 1998-01-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              November 30, 1997              or
                               -------------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                    .
                               --------------     -----------------
Commission file number                       #1-8484                .
                       --------------------------------------------
                     Heilig-Meyers Company                          .
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

  Virginia                                               54-0558861
-------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

12560 West Creek Parkway, Richmond, Virginia            23238       .
-------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                  (804) 784-7300                                    .
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                                                                    .
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1998.

        57,051,296 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three and Nine Months Ended November 30, 1997
            and November 30, 1996 (Unaudited)                          3

            Consolidated Balance Sheets as of November 30, 1997
            (Unaudited), and February 28, 1997 (Audited)               4

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 1997 and
            November 30, 1996 (Unaudited)                              5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         15

Item 6.     Exhibits and Reports on Form 8-K                          16

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                               Three Months Ended    Nine Months Ended
                                  November 30,         November 30,
                                  ------------         ------------
                                 1997       1996      1997       1996
                                 ----       ----      ----       ----

Revenues:
      Sales                     $602,004  $351,725  $1,606,205 $ 939,406
      Other income                76,464    61,749     228,799   175,506
                                --------- --------  ---------- ---------
        Total revenues           678,468   413,474   1,835,004 1,114,912
                                --------- --------  ---------- ---------

Costs and Expenses:
      Costs of sales             399,208   228,111   1,063,151   613,032
      Selling, general and
        administrative           233,566   135,808     613,367   362,445

      Interest                    16,494    11,850      48,023    33,415
      Provision for doubtful
        accounts                 104,667    23,004     149,528    60,027
                                --------- --------  ---------- ---------
        Total costs
         and expenses            753,935   398,773   1,874,069 1,068,919
                                --------- --------  ---------- ---------

Earnings (loss) before
  provision for income taxes     (75,467)   14,701     (39,065)   45,993

Provision (benefit)
  for income taxes               (26,345)    5,209     (12,983)   16,384
                                ---------  -------   ---------- --------

Net earnings (loss)             $(49,122) $  9,492  $  (26,082) $ 29,609
                                ========= ========  =========== ========


Net earnings (loss) per
  share of common stock:
      Primary and fully diluted $  (0.85) $   0.19  $    (0.46) $   0.60
                                ========= ========  =========== ========

Cash dividends per share of
      common stock              $   0.07  $   0.07  $     0.21  $   0.21
                                ========= ========  =========== ========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)


                                             November 30,   February 28,
                                                1997            1997
                                                ----            ----
                                             (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash                                       $   17,370      $   14,959
  Accounts receivable, net                      646,964         596,959
  Inventories                                   513,599         433,277
  Other current assets                          142,846          88,862
                                             ----------      ----------
     Total current assets                     1,320,779       1,134,057

Property and equipment, net                     396,778         366,749
Other assets                                     53,146          42,262
Excess costs over net assets acquired, net      350,878         294,090
                                             ----------      ----------
                                             $2,121,581      $1,837,158
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  252,900      $  156,000
  Long-term debt due within
     one year                                    22,222         100,413
  Accounts payable                              229,880         160,857
  Accrued expenses                              204,062         166,650
                                             ----------      ----------
     Total current liabilities                  709,064         583,920
                                             ----------      ----------

Long-term debt                                  715,345         561,489
Deferred income taxes                            50,098          49,128

Stockholders' equity:
      Preferred stock, $10 par value                ---             ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          56,787 and 54,414, respectively)      113,573         108,828
      Capital in excess of par value            234,686         195,352
      Unrealized gain on investments              9,367          10,797
      Retained earnings                         289,448         327,644
                                             ----------      ----------
         Total stockholders' equity             647,074         642,621
                                             ----------      ----------
                                             $2,121,581      $1,837,158
                                             ==========      ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)



                                                    Nine Months Ended
                                                        November 30,
                                                    -----------------
                                                   1997            1996
                                                   ----            ----

Cash flows from operating activities:
   Net earnings (loss)                        $ (26,082)       $ 29,609
    Adjustments to reconcile net
     earnings (loss) to net cash used
     by operating activities:
       Depreciation and amortization             39,451          24,073
       Provision for doubtful accounts          149,528          60,027
       Other, net                                 3,023             406
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:

             Accounts receivable               (197,606)       (161,199)
             Other receivables                  (56,895)            249
             Inventories                        (71,816)        (32,164)
             Prepaid expenses                       517          (4,965)
             Accounts payable                    46,604          33,859
             Accrued expenses                    28,298          27,276
                                               ---------       ---------

               Net cash used by
               operating activities             (84,978)        (22,829)
                                               ---------       ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired           (10,826)        (52,979)
   Additions to property and equipment          (59,463)        (53,321)
   Disposals of property and equipment            8,035             980
   Miscellaneous investments                    (11,097)         (9,139)
                                               ---------       ---------

               Net cash used by investing
               activities                       (73,351)       (114,459)
                                               ---------       ---------

Cash flows from financing activities:
   Net increase (decrease)
      in notes payable                           96,900         (36,250)
   Proceeds from long-term debt                 174,767         199,612
   Payments of long-term debt                   (99,789)        (22,666)
   Issuance of common stock                         976             709
   Dividends paid                               (12,114)        (10,276)
                                               ---------       ---------

               Net cash provided
               by financing activities          160,740         131,129

Net increase (decrease) in cash                   2,411          (6,159)
Cash at beginning of period                      14,959          16,017
                                               ---------       ---------
Cash at end of period                          $ 17,370        $  9,858
                                               =========       =========



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying consolidated financial statements of Heilig- Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1997. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The results for the third quarter of fiscal year 1998 are not necessarily indicative of future financial results.

B. On October 15, 1997, the Board of Directors declared a cash dividend of $0.07 per share which was paid on November 22, 1997, to stockholders of record on November 5, 1997.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $113,166,000 and $41,120,000 and unearned finance income was $59,576,000 and $44,356,000 at November 30, 1997, and February 28, 1997, respectively.

D. The Company made income tax payments of $108,000 and $16,204,000 during the three months ended November 30, 1997, and November 30, 1996, respectively.

E. The Company made interest payments of $7,749,000 and $7,748,000 during the three months ended November 30, 1997, and November 30, 1996, respectively.

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

G. MacSaver Financial Services, Inc. is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with this debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver Financial Services is as follows:

                            MacSaver Financial Services
                      Summarized Statements of Operations
                           (Amounts in thousands)

                                (Unaudited)          (Unaudited)
                             Three Months Ended    Nine Months Ended
                                 November 30,         November 30,
                                1997      1996       1997      1996
                            ---------  -------   ---------  --------

Net revenues                $ 66,787   $39,521   $189,752   $114,242
Operating expenses           120,369    26,347    228,702     76,162
                            ---------  -------   ---------  --------
   Earnings (loss)
    before taxes             (53,582)   13,174    (38,950)    38,080
                            ---------  -------   ---------  --------
Net earnings (loss)         $(34,828)  $ 8,563   $(25,317)  $ 24,752
                            =========  =======   =========  ========

                        MacSaver Financial Services
                         Summarized Balance Sheets
                           (Amounts in thousands)

                                           November 30,     February 28,
                                              1997              1997
                                           ----------       ----------
                                           (Unaudited)        (Audited)

Current assets                             $   50,496       $   36,401
Accounts receivable, net                      552,026          454,774
Due to affiliates                             551,149          504,763
                                           ----------       ----------
  Total Assets                             $1,153,671       $  995,938
                                           ==========       ==========

Current liabilities                        $   61,501       $  128,921
Long-term debt                                700,000          545,000
Notes payable                                 252,900          156,000
Stockholder's equity                          139,270          166,017
                                           ----------       ----------
  Total Liabilities and Equity             $1,153,671       $  995,938
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

                                        (Unaudited)       (Unaudited)
                                    Three Months Ended  Nine Months Ended
                                         November 30,      November 30,
                                       1997      1996     1997     1996
                                     ------------------ ---------------
         Average shares outstanding
          (basic earnings per share)  56,786    48,623   55,730   48,571

         Stock option equivalents        651       369      800      841

         Contingently issuable shares
          considered outstanding         127         0       42        0

         Average shares and
          equivalents                 57,564    48,992   56,572   49,412
          (diluted earnings per share)

         Basic EPS                    $(0.87)    $0.20   $(0.47)   $0.61
         Diluted EPS                  $(0.85)    $0.19   $(0.46)   $0.60

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

J. On December 17, 1997, the Company announced a profit improvement plan. The plan has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives. The plan resulted from a comprehensive review of Company operations. As a result of this review, the plan calls for the closing of approximately 60 Heilig-Meyers stores, downsizing and consolidation of non-store office and support facilities, a reorganization of the Heilig-Meyers private label credit card program, and the development of operating initiatives to improve the performance of the Heilig-Meyers stores.

     The majority of the stores to be closed are located in larger markets where it is more difficult for the Heilig-Meyers small-town format to be success-ful and where the store's location and size are not adequate for conversion to another format. The Company expects to incur a charge of approximately $37.4 million during the fourth quarter of fiscal 1998 related to the store closing plan. The Company recorded charges of approximately $14.3 million during the third quarter of fiscal 1998 to cover estimated losses from the installment accounts serviced by these stores.

     The plan also calls for cost reductions in administrative office and distribution center facilities, primarily through personnel reductions and consolidations. Approximately $6.5 million was charged during the third quarter of fiscal 1998 related to these actions. The Company expects to incur a charge of approximately $11.0 million during the fourth quarter of fiscal 1998 primarily related to severance arrangements. The reorganization of the Heilig-Meyers private label credit card program resulted in third quarter charges of approximately $15.0 million. During the third quarter of fiscal 1998, the Company incurred a $50.0 million increase in the provision for doubtful accounts as a result of increased estimates of write-offs within the installment account portfolio, $38.0 million of which is related to customer accounts in bankruptcy.

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


RESULTS OF OPERATIONS

      Total revenues for the quarter rose 64.1% to $678.5 million from
$413.5 million in the prior year. Approximately $219.7 million of this increase can be attributed to the recently acquired Rhodes, The RoomStore and Mattress Discounters operations. Excluding Rhodes, The RoomStore and Mattress Discounters, total revenues for the quarter increased 10.9% from the prior year primarily as a result of an increase in the number of Heilig-Meyers operating units. The Company incurred a loss of $49.1 million (or a loss of $0.85 per share) compared to earnings of $9.5 million (or earnings of $0.19 per share) in the prior year. The Company incurred a loss of $26.1 million (or a loss of $0.46 per share) for the nine months ended November 30, 1997 compared to earnings of $29.6 million (or earnings of $0.60 per share) in the prior year period. The loss resulted primarily from the increase in the provision for doubtful accounts as discussed in the profit improvement plan section below.

         Sales for the third quarter of fiscal 1998 increased 71.2% to $602.0 million from $351.7 million in the third quarter of the prior year. For the nine month period ended November 30, 1997, sales increased 71.0% to $1,606.2 million from $939.4 million. Approximately $212.8 million and $515.6 million of this increase resulted from the recently acquired Rhodes, The RoomStore and Mattress Discounters operations for the third quarter and the nine months ended November 30, 1997, respectively. Excluding Rhodes, The RoomStore and Mattress Discounters, total sales for the three and nine months ended November 30, 1997 increased 10.6% and 16.1%, respectively, from the prior year. The remaining increase in sales for both periods was primarily attributable to an increase in Heilig-Meyers operating units from November 30, 1996 to November 30, 1997, and a comparable store sales increase of 1.8% and 2.7% for the three and nine months ended November 30, 1997, respectively.

         Through acquisitions, the Company now has five retail formats targeting a wide range of markets. Sales for these formats were as follows:

                                Three Months Ended    Nine months ended
                                 November 30, 1997    November 30, 1997
                                ------------------    -----------------
                                     (Sales amounts in millions)
                        # of               % of                 % of
                       Stores      Sales   Total        Sales   Total
                       ------      -----   -----        -----   -----

Heilig-Meyers             864     $353.3    58.7     $  999.6    62.2
Berrios                    32       35.9     6.0         90.9     5.7
Rhodes                    100      138.5    23.0        361.2    22.5
The RoomStore              23       27.2     4.5         71.4     4.4
Mattress Discounters      171       47.1     7.8         83.1     5.2
                        -----     ------   -----     --------   -----
     Total              1,190     $602.0   100.0     $1,606.2   100.0
                        =====     ======   =====     ========   =====


         Price changes had an immaterial impact on the overall sales increase for the quarter. Management believes the consumer demand for home furnishings remained relatively unchanged from the prior year quarter and that demand is impacted by the high level of consumer debt.

      As a percentage of sales, other income decreased during the third quarter to 12.7% from 17.6% in the prior year quarter. For the nine months ended November 30, 1997, other income decreased as a percentage of sales to 14.2% from 18.7% in the prior year. This decrease is primarily the result of the effect of Rhodes, The RoomStore and Mattress Discounters operations, as these stores' credit programs are maintained by a third party and, unlike the Heilig-Meyers in-house program, do not produce finance income for the Company. Excluding the results of Rhodes, The RoomStore and Mattress Discounters, other income increased 0.4% of sales for the three months and was unchanged as a percentage of sales for the nine months ended November 30, 1997.

         The Company offers third party private label credit card programs to customers of Rhodes and The RoomStore locations. The Company plans to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its other stores. Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels. Net servicing income related to securitized receivables which have been sold to third parties are included in other income.

Costs and Expenses

         Costs of sales increased during the quarter to 66.3% of sales from 64.9% in the prior year quarter. For the nine month period ended November 30, 1997, costs of sales were 66.2% of sales as compared to 65.3% in the prior year. These increases are the result of the liquidation of merchandise associated with acquisitions, lower raw selling margins in the Heilig-Meyers stores, and reduced leverage on distribution and occupancy costs, as a result of lower than expected same store sales.

      Selling, general and administrative expenses increased as a percentage of sales to 38.8% from 38.6% in the prior year quarter. An increase in salaries and related expenses as a percentage of sales from the prior year quarter was partially offset by the leverage gained on the sales by acquired units discussed below. For the nine month period ended November 30, 1997, selling, general and administrative expenses were 38.2% compared to 38.6% in the prior year. The decrease between years was the result of leverage gained on the sales at the Rhodes, The RoomStore and Mattress Discounters units. Compared to the prior year period, the addition of these units has resulted in a lower administrative cost structure generally due to the use of third-party credit providers. However, the decrease between periods caused by the Rhodes, The RoomStore and Mattress Discounters leverage was somewhat offset by a higher level of administrative salaries within the Heilig-Meyers stores. Management is instituting a profit improvement plan, discussed further below, which includes the objective of reducing certain selling, general and administrative expenses in future periods.

      Interest expense decreased to 2.7% of sales in the third quarter of fiscal 1998 from 3.4% of sales in the third quarter of the prior year. The decrease is mainly due to leverage on the sales by Rhodes, The RoomStore and Mattress Discounters, which were purchased with common stock. For the quarter, weighted average long-term debt increased to $722.6 million from $550.9 million in the prior year third quarter. The Company issued $175 million in public debt during the second quarter. The Company also issued approximately $300 million in public debt in the last half of fiscal 1997 as part of the financing strategy discussed below. Weighted average long-term interest rates for the third quarter decreased to 7.7%, compared to 7.8% during the prior year period. Weighted average short-term debt increased to $220.8 million from $106.8 million in the prior year third quarter. Weighted average short-term interest rates increased to 6.0% from 5.8% in the prior year. For the nine months ended November 30, 1997, interest expense decreased to 3.0% of sales from 3.6% from the prior year period. Previous actions by the Company have created a higher percentage of long-term fixed rate debt, which is designed to minimize the Company's exposure to significant changes in short-term interest rates.

         The provision for doubtful accounts increased in the third quarter ended November 30, 1997, as a percentage of sales, to 17.4% from 6.5% in the prior year quarter. The provision for doubtful accounts increased to $104.7 million in the current third quarter from $23.0 million in the prior year quarter. For the nine months ended November 30, 1997, the provision increased to 9.3% from 6.4% in the prior year. For the nine months ended November 30, 1997, the provision for doubtful accounts was $149.5 million compared to $60.0 million in the prior year nine month period. In response to the current credit environment characterized by increased delinquencies and higher bankruptcies, the Company has adjusted its estimates of write-offs, increasing the provision for doubtful accounts an additional $50.0 million (or $0.56 per share and 8.3% of sales) in the third quarter. The Company also recorded an additional $14.3 million related to estimated losses on installment accounts serviced by stores that will be closed as part of the profit improvement plan. In addition, a $15.0 million charge was recorded as a result of the Company's plan to reorganize its private label credit card program. The increase as a percentage of sales was slightly offset by the operations of Rhodes, The RoomStore and Mattress Discounters as these units primarily use third-party credit providers and, accordingly, do not record significant provisions for doubtful accounts. Excluding the effect of Rhodes, The RoomStore and Mattress Discounters, the provision was 26.9% and 13.7% of sales for the third quarter and for the nine months ended November 30, 1997, respectively.

      The income tax benefit for the third quarter of fiscal 1998 was calculated by applying a percentage of 34.9%. For the nine months ended November 30, 1997, the income tax benefit was calculated by applying a percentage of 33.2%. For the third quarter of fiscal 1997 and the nine months ended November 30, 1996 the effective income tax rate was 35.4% and 35.6%, respectively. The decrease for the three and nine months is due to the impact of the loss incurred during the third quarter of fiscal 1998, offset by the higher effective tax rates of the recently acquired operating subsidiaries. The higher rates result from the carryover tax attributes of acquired assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

      The Company increased its cash position $2.4 million to $17.4 million at November 30, 1997, from $15.0 million at February 28, 1997, compared to a decrease of $6.2 million in the comparable period a year ago.

      Net cash outflow from operating activities was $85.0 million, compared to a net cash outflow of $22.8 million in the comparable period of the prior year. As the Company has expanded its store base, cash flows used for investing activities exceeded cash provided by operating activities for the first nine months of fiscal years 1998 and 1997. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and Berrios stores. During the nine months ended November 30, 1997, inventory levels increased at a higher rate than the prior year period primarily due to the stocking of line-up inventory in the recently acquired stores in order to support the merchandising plan. There was a related increase in the Company's accounts payable as a result of the higher levels of inventory purchases. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1998 quarters. However, the Company periodically sells accounts receivable as a source of liquidity, providing additional positive cash flows from operating activities. The Company also saw an increase in income tax benefits as a result of the losses recorded during the quarter.

      Investing activities produced negative cash flows of $73.4 million during the nine months ended November 30, 1997 compared to negative cash flows of $114.5 million in the prior year period. The change in cash flows from investing activities is primarily due to a decrease in acquisitions from prior year. The purchase of 20 stores of J. McMahan's of Santa Monica, CA and the 23 stores of Self-Service Furniture Company of Spokane, WA occurred in the prior year third quarter. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds. See the discussion concerning the Company's future expansion plans under "Profit Improvement Plan" below.

     Financing activities produced positive cash flows of $160.7 million during the nine months ended November 30, 1997 compared to a $131.1 million positive cash flow in the prior year period. The positive cash flow from financing activities in both the current and prior year quarters was due to an increase in long-term debt. There has also been an increase in short-term notes payable in the current period. On June 24, 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. As of November 30, 1997, long-term notes payable with an aggregate principal amount of $175.0 million have been issued to the public and are outstanding under this facility. As of November 30, 1997, the Company had a $400.0 million revolving credit facility in place which expires in July 2000. This facility includes fourteen banks and had $215.0 million outstanding and $185.0 million unused as of November 30, 1997. The Company also had additional lines of credit with banks totaling $60.0 million of which $37.9 million was unused as of November 30, 1997.

          As a result of charges recorded in the current quarter and those expected to be incurred in the fourth quarter under the profit improvement plan, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. In addition, certain provisions of the Company's bond
indenture  restrict the  Company's   ability  to incur long-term debt for up to
fifteen months as a result of these charges. However, management believes that the Company has adequate access to capital to finance accounts receivable, inventories and other capital needs during this period.

         Total debt as a percentage of debt and equity was 60.5% at November 30, 1997, compared to 56.0% at February 28, 1997. The current ratio remained relatively flat at 1.9X as of November 30, 1997, compared to February 28, 1997. The increase in total debt as a percentage of debt and equity from February 28, 1997 to November 30, 1997 is primarily attributed to the issuance of $175 million of long-term notes payable as well as the increase in short-term notes payable during the period. The issuance was somewhat offset by the payment on the maturity of long-term notes. The current period loss, which reduced retained earnings, also resulted in the increase of total debt as a percentage of debt and equity.

OTHER INFORMATION

Profit Improvement Plan

         On December 17, 1997, the Company announced a profit improvement plan. The plan has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives. The plan resulted from a comprehensive review of Company operations. As a result of this review, the plan calls for the closing of approximately 60 Heilig-Meyers stores, downsizing and consolidation of non-store office and support facilities, a reorganization of the Heilig-Meyers private label credit card program, and the development of operating initiatives to improve the performance of the Heilig-Meyers stores.

         The majority of the stores to be closed are located in larger markets where it is more difficult for the Heilig-Meyers small-town format to be successful and where the store's location and size are not adequate for conversion to another format. The Company expects to incur a charge of approximately $37.4 million during the fourth quarter of fiscal 1998 related to the store closing plan. The Company recorded charges of approximately $14.3 million during the third quarter of fiscal 1998 to cover estimated losses from the installment accounts serviced by these stores.

         The plan also calls for cost reductions in administrative office and distribution center facilities, primarily through personnel reductions and consolidations. Approximately $6.5 million was charged during the third quarter of fiscal 1998 related to these actions. The Company expects to incur a charge of approximately $11.0 million during the fourth quarter of fiscal 1998 primarily related to severance arrangements. The reorganization of the
Heilig-Meyers private label credit card program resulted in third quarter charges of approximately $15.0 million.

         The core store operating initiatives include a plan to significantly slow the growth of the Heilig-Meyers stores over the next year to allow for the maturation of the recent store additions. Approximately 20 to 30 stores will be relocated to higher-traffic areas. The initiatives also call for adjustments to the merchandising and advertising strategies based on the remaining markets and the strengthening of the inventory management programs. While management plans to slow growth in the Heilig-Meyers division, it expects to pursue opportunities in the Company's other formats. These opportunities will be in the formats which are less capital intensive and are currently operating at higher levels of return than the Heilig-Meyers division. The Company plans to adopt a rigorous capital allocation process under which all expansion and capital projects will be subjected to stringent return on investment criteria.

         During the third quarter of fiscal 1998, the Company incurred a $50.0 million increase in the provision for doubtful accounts as a result of increased estimates of write-offs within the installment account portfolio, $38.0 million of which is related to customer accounts in bankruptcy. The Company plans to add consumer credit expertise to the senior management team and to further develop risk profiling, bankruptcy scoring and risk based pricing models for the installment program.

         The Company anticipates that the majority of the reserves related to this plan will be utilized during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999 as elements of the plan are completed. Amounts related to long-term property and lease commitments will continue to be utilized subsequent to this time period. The overall cash impact of the plan is expected to be positive as cash received from the sale of certain assets and from income tax benefits is expected to significantly exceed cash expenditures which will consist primarily of employee severance and payments under lease obligations.

Year 2000 Issue

         During fiscal year 1997, management established a team to oversee the Company's year 2000 date conversion project. After conducting its assessment of all systems, management implemented a plan of corrective action using both internal and external resources to enhance the systems for Year 2000 compliance. Management expects to complete the project during fiscal year 1999, and does not anticipate the amounts required to be expensed as part of the corrective plan to have a material effect on the Company's financial position or results of operations. The team is communicating with other companies on which the Company's systems rely and is planning to obtain compliance letters from these entities. However, there can be no assurance that the systems of these other companies will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed timely, the Year 2000 issue may have a material adverse impact on the operations of the Company.

Expansion

         On January 2, 1998, the Company acquired Bedding Experts, a privately held bedding retailer based in Chicago, Illinois. The acquisition was accounted for as a pooling of interests and was accomplished through the issuance of approximately 2,019,000 shares of common stock. Bedding Experts had revenues of approximately $40.0 million for its fiscal year ended 12/31/96. As of January 2, 1998, Bedding Experts had 54 stores in the Chicago area.

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


FORWARD-LOOKING STATEMENTS

         Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in consumer debt and bankruptcy trends tax laws, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

                                     PART II

Item 1. Legal Proceedings

The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 and the Company's quarterly reports on Form 10-Q for the quarters ended May 31, 1997 and August 31, 1997. Among the cases reported were the following cases pending in United States District Court: Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company (Middle District of Alabama), Faulkner v. Heilig-Meyers Company (Northern District of Illinois), Eubanks v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (Southern District of Georgia), and Via v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (Western District of Virginia). On December 3, 1997, Faulkner was transferred to the United States District Court for the Middle District of Alabama and consolidated with Kirby. On July 7, 1997, Eubanks was remanded to the Superior Court of Liberty County, Georgia. On October 29, 1997, the Court in Via granted the Company's motion for summary judgment.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) The Company filed no reports on Form 8-K for the quarter ended November 30, 1997.


                                     INDEX TO EXHIBITS
                                                                           Page

3.       Articles of Incorporation

         a.       Registrant's Bylaws as Amended and
                  Restated December 3, 1997                                  18

10.      a.       Amendment No. 4 to the $400,000,000 Credit
                  Agreement dated July 18, 1995 among MacSaver
                  Financial Services, Inc., as Borrower; the
                  Registrant, as Guarantor; and Wachovia Bank of
                  Georgia, N.A., as Administrative Agent.                    24

11.      Computation of Per Share Earnings                                   27

27.      Financial Data Schedule                                             28

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 13, 1998               /s/Roy B. Goodman
           ----------------               -----------------
                                          Roy B. Goodman
                                          Senior Vice President and
                                          Principal Financial Officer


Date:      January 13, 1998               /s/William J. Dieter
           ----------------               --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer