Form 10-K
period 1998-02-28
HEILIG MEYERS CO
filed 1998-05-28
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 28, 1998 or

     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to

Commission file number 1-8484
                              HEILIG-MEYERS COMPANY
             (Exact name of registrant as specified in its charter)

                  Virginia                          54-0558861
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)          Identification No.)

12560 West Creek Parkway, Richmond, Virginia           23238
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (804) 784-7300 Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class           Name of each exchange on which registered
         Common Stock, $2.00                             New York Stock Exchange
         Par Value                                       Pacific Exchange

         Rights to purchase Preferred                    New York Stock Exchange
         Stock, Series A, $10.00                         Pacific Exchange
         Par Value

Securities registered pursuant to Section 12(g)of the Act:

                                       None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No .
                                                      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1998 was approximately $748,798,640.

         This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 1, 1998 by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

         As of May 1, 1998, there were outstanding 58,812,313 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 17, 1998, are incorporated by reference into
Part III.

                                                   INDEX

PART 1
ITEM 1.  BUSINESS                                                      Page
         A.  Introduction                                                4
         B.  Industry Segments                                           4
         C.  Nature of Business
                  General                                                4
                  Profit Improvement Plan                                5
                  Competition                                            5
         D.  Store Operations
                  General                                                6
                  Merchandising                                          7
                  Advertising and Promotion                              7
                  Credit Operations                                      8
                  Distribution                                           9
                  Customer Service                                      10
         E.  Corporate Expansion                                        10
         F.  Other Factors Affecting the Business of Heilig-Meyers
                  Suppliers                                             12
                  Service Marks, Trademarks and Franchise Operations    12
                  Seasonality                                           12
                  Employees                                             12
                  Foreign Operations and Export Sales                   13

ITEM 2.  PROPERTIES                                                     13

ITEM 3.  LEGAL PROCEEDINGS                                              14

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS           14

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
                 RELATED STOCKHOLDER MATTERS                            17

ITEM 6.  SELECTED FINANCIAL DATA                                        18

ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS         20

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA                    27

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
                  on ACCOUNTING and FINANCIAL DISCLOSURE                49

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT            50

ITEM 11.  EXECUTIVE COMPENSATION                                        50

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
          and MANAGEMENT                                                50

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS                50

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
         REPORTS on FORM 8-K                                            50

                                                   PART 1

ITEM 1. BUSINESS

                           A.  Introduction

         Heilig-Meyers Company (the "registrant"), which together with its predecessors and subsidiaries, sometimes hereinafter referred to as the
"Company," is engaged primarily in the retail sale of home furnishings and bedding. The Company's predecessors are numerous Virginia and North Carolina corporations, the first of which was incorporated in 1940, and all of which were merged into Heilig-Meyers Company, a North Carolina corporation, in March 1970, which in turn was merged into the registrant, a Virginia corporation, in June 1972.

         The Company has grown in recent years, in part, through a series of acquisitions. Among the largest acquisitions are the January 1994 acquisition of certain assets relating to 92 stores of McMahan's Furniture Company, the February 1995 acquisition of certain assets relating to the operations of 17 stores owned by Berrios Enterprises of Caguas, Puerto Rico, the October 1996 acquisition of certain assets relating to the 20 stores of J. McMahan's in Santa Monica, California and the unrelated acquisition of certain assets relating to the 23 stores of Self-Service Furniture Company of Spokane, Washington, the December 1996 acquisition of the Atlanta, Georgia-based Rhodes, Inc., a publicly traded home furnishings retailer with 105 stores in 15 states, and the February 1997 acquisition of certain assets relating to the 10 stores of The RoomStore, Inc. of Fort Worth, Texas. The Company also acquired the assets of the 19-store Star Furniture chain based in North Carolina in February 1997. The Company acquired Mattress Discounters Corporation and a related corporation in July 1997, with 169 stores in 10 states and Washington, D.C. The Company also acquired Bedding Experts, Inc. with 54 stores in Chicago, Illinois and the surrounding area in January 1998. In addition, the Company also acquired the assets of 5 John M. Smyth's Homemakers stores, a Chicago, Illinois furniture chain in January 1998, and the 24-store Hub Furniture chain based in Columbia, Maryland in February 1998. The Rhodes, RoomStore, and Mattress Discounters chains continue to operate under their respective names and formats.

         As of April 30, 1998, Heilig-Meyers Company operates stores under four formats. The "Heilig-Meyers" format is associated with the Company's historical operations, as well as the 32 stores operating in Puerto Rico under the "Berrios" name. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The "Rhodes" format is used for 102 stores as of April 30, 1998. The Rhodes format retailing strategy is selling quality furniture to a broad base of middle income customers. Stores under "The RoomStore" format display and sell furniture in complete room packages. The rooms are arranged by professional designers and sell at a value if purchased as a group. The "Mattress Discounters" format is used for 225 stores acquired in fiscal 1998. Mattress Discounters is the Nation's largest retail bedding specialist. Stores are classified by operating format rather than by the name under which a store is operated.

                           B.  Industry Segments

         The Company considers that it is engaged primarily in one line of business, the sale of home furnishings, and has one reportable industry segment. Accordingly, data with respect to industry segments has not been separately reported herein.

                           C.  Nature of Business

General
         The Company is the Nation's largest specialty retailer of home furnishings with 1,244 stores (as of April 30, 1998), 1,212 of which are located in 37 states and Washington, D.C., with the remainder in Puerto Rico. The Company's Heilig-Meyers stores are primarily located in small towns and rural markets in the southern, mid-western and western Continental United States. The

102 Rhodes stores are primarily located in the mid-sized markets and metropolitan areas of 15 southern, midwestern and western states. The 67 stores of The RoomStore are primarily located in 7 states, including Texas, Illinois and Maryland. The 225 Mattress Discounters stores are primarily located in 11 eastern states, California and Washington, D.C.

         The Company's operating strategies include: (1) offering a broad selection of competitively priced home furnishings, including furniture and accessories, and bedding, and in the Heilig-Meyers stores, consumer electronics, appliances, and other items such as jewelry, small appliances and seasonal goods; (2) locating Heilig-Meyers stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan market; (3) offering credit programs to provide flexible financing to its customers; (4) utilizing centralized inventory and distribution systems in strategic regional locations to support store inventory and merchandise delivery operations; (5) emphasizing customer service, including free delivery on most major purchases in the Heilig-Meyers stores and repair service for consumer electronics and other mechanical items. As a result of the acquisition of Rhodes, The RoomStore and Mattress Discounters, the Company now has the ability to match operating formats to markets with appropriate demographic and competitive factors.

Profit Improvement Plan
         Home furnishings purchases are generally considered "big-ticket purchases", and consumers typically utilize consumer credit to finance these purchases. Impacted by an increase in consumer credit problems and personal bankruptcies, the demand for home furnishings in the niche in which the Company serves has been low over the past two fiscal years. In response to this difficult environment, the Company conducted a comprehensive review of its operations, and developed a Profit Improvement Plan (the "Plan"), which was announced on December 17, 1997. The Plan has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives. The Plan calls for the closing of approximately 40 Heilig-Meyers stores, the downsizing of administrative and support facilities, a reorganization of the Heilig-Meyers private label credit card program, and the development of operating initiatives to improve the performance of the Heilig-Meyers stores.

         The core-store operating initiatives include a plan to significantly slow the growth of the Heilig-Meyers stores over the next year to allow for the maturation of the recent store additions. Approximately 20 to 30 stores will be relocated to higher-traffic areas. The initiatives also call for adjustments to merchandising and advertising strategies based on the remaining markets and the strengthening of the inventory management programs. While management plans to slow the growth in the Heilig-Meyers division, it expects to pursue opportunities in the Company's other formats. These opportunities will be in the formats that are less capital intensive and are currently operating at higher levels of return than the Heilig-Meyers division. For additional information concerning the Plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition
         The retail home furnishings industry is a highly competitive and fragmented market. The Company, as a whole, competes with large chains, independent stores, discount stores, furniture stores, specialty stores and others, some of which have financial resources greater than those of the Company, and some of which derive revenues from the sale of products other than home furnishings. The Company believes that the "Rhodes", "The RoomStore" and "Mattress Discounters" names and formats will enhance the Company's competitive position. The Company is capable of matching the store format with the local market environment. The Company believes the "Rhodes" and "The RoomStore" formats are better suited for larger markets than the Heilig-Meyers store format, which it believes better serves small towns. The addition of "Mattress Discounters" enables the Company to position itself more competitively in the retail bedding market.

         Due to volume purchasing, the Company believes it is generally able to offer merchandise at equal or lower prices than its competitors, particularly local independent and regional specialty furniture retailers. In addition, Management believes that it offers a broader selection of merchandise than many of its competitors.

         The Company believes that locating its Heilig-Meyers stores in small towns and rural markets provides an important competitive advantage. Currently, approximately 80% of all Heilig-Meyers stores are located in towns with populations under 50,000 that are more than 25 miles from a metropolitan market. Competition in these small towns largely comes from locally owned store operations, which generally lack the financial strength to compete effectively with the Company. Consequently, the Company believes that its Heilig-Meyers stores have the largest market share among home furnishings retailers in the majority of their areas.

         The RoomStore and Rhodes formats compete in mid-to-large metropolitan markets and serve middle income customers. The Mattress Discounters stores also operate in metropolitan markets.

         Based on its experience, the Company believes its competitive environment is comparable in all geographic regions in which it operates.
Therefore, the Company does not believe that a regional analysis of its competitive market is meaningful at this time.

                           D.  Store Operations

General
         The Company's Heilig-Meyers stores generally range in size from 12,000 to 35,000 square feet, with the average being approximately 25,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban shopping experience in a rural location. During the last five years, the Company has revised its Heilig-Meyers prototype store construction program. The Company's most recent version of its prototype stores opened in fiscal 1997. The Company added 3 of these stores in fiscal 1994, 7 in fiscal 1995, 8 in fiscal 1996, 8 in fiscal 1997 and 16 in fiscal 1998. The prototype stores are 27,000 square feet and feature the latest display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. The Company's existing store remodeling program, under which stores are remodeled on a rotational basis, provides the Company's older stores with a fresh look and up-to-date displays on a periodic basis. During fiscal 1998, the Company remodeled 78 existing stores and plans to remodel approximately 10 existing stores in fiscal 1999. The existing Rhodes, The RoomStore, and Mattress Discounters stores average approximately 34,000, 25,000, and 4,000 square feet, respectively. The Company does not have significant remodeling activities planned for these formats during fiscal 1999.

         Each store unit is managed by an on-site manager responsible for day-to-day store operations including, if offered in that store, installment credit extension and collection. For executive management purposes, stores are grouped by operating format. For operational purposes, stores are generally grouped within their format by geographic market.

         The Company has an in-house education program to train new employees in its operations and to keep current employees informed of the Company's policies. This training program emphasizes sales productivity, store administration, and where applicable, credit extension and collection. The training program utilizes the publication of detailed store manuals, internally produced training videotapes and Company-conducted classes for employees. The Company also has an in-store manager training program, which provides potential managers with hands-on experience in all aspects of store operations. The Company's ongoing education program is designed to provide a sufficient number of qualified personnel for its stores.

         In recent years, Heilig-Meyers has enhanced its operating systems to increase the availability and effectiveness of management information. In fiscal 1995, the Company made improvements to inventory management by use of just-in-time ordering and backhauling. In fiscal 1995, the Company completed the installation of a new satellite system. This system provides immediate communication between the Company's corporate headquarters and the Heilig-Meyers stores and distribution centers. As a result, the Company believes customer service has been improved by providing store management more timely access to information related to product availability. This system also provided the means for the Company to implement, for the Heilig-Meyers stores, its new inventory reservation system and enhanced target marketing programs during fiscal 1997. The Rhodes, The RoomStore, and Mattress Discounters formats have operating systems in place that provide similar operating capabilities.

Merchandising
         The Company's Heilig-Meyers merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding and other items such as jewelry and seasonal goods. During the fiscal year ended February 28, 1998, the percentage of Heilig-Meyers stores' sales derived from the various merchandising categories was as follows:

Furniture and accessories                                60%
Consumer electronics                                      9
Bedding                                                  13
Appliances                                                7
Other (e.g. jewelry and seasonal goods)                  11

         These percentages have not varied significantly over the past five fiscal years.

  The RoomStore and Rhodes stores primarily sell mid-price-point furniture and bedding. During the fiscal year ended February 28, 1998, 89% and 90%, respectively, of Rhodes' and The RoomStore's sales consisted of furniture and accessories with bedding comprising the remaining 11% and 10%, respectively. The Mattress Discounters stores are specialty bedding retailers and sell across the full spectrum of bedding price points. During fiscal 1998, approximately 90% of Mattress Discounters' sales consisted of bedding, with bedding accessories comprising the remaining 10%.

         The Company's stores carry a wide variety of items within each merchandise category to appeal to individual tastes and preferences. The Company believes this broad selection of products has enabled it to expand its customer base and increase repeat sales to existing customers. By carrying seasonal merchandise (heaters, air conditioners, lawn mowers, outdoor furniture, etc.) in its Heilig-Meyers stores, the Company has been able to moderate the seasonal fluctuations in its sales that are common to the industry and, in particular, small towns.

         While the basic merchandise mix within each operating format remained fairly constant during fiscal 1998, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. During fiscal 1998, the Company continued to strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements that improve inventory management.


Advertising and Promotion
         Direct mail circulars are a key part of the Company's marketing program. The Company centrally designs its direct mail circulars for its Heilig-Meyers stores, which accounted for approximately 40% of the Company's Heilig-Meyers store advertising expenses in fiscal 1998. In fiscal 1998, the Heilig-Meyers format distributed over 183 million direct mail circulars. This included monthly circulars sent by direct mail to over twelve million households on the Heilig-Meyer's mailing list and special private sale circulars mailed to approximately two million of these households each month, as well as during special promotional periods. In its Rhodes stores, direct mailing comprised approximately 25% of total advertising expenses in fiscal 1998, with circulars being mailed to approximately six million households per promotion. Direct mailing expenses accounted for approximately 15% of advertising expenses at The RoomStore during fiscal 1998, with circulars being mailed to approximately 350,000 customers per month. Direct mailing expenses comprised approximately 40% of total advertising expenses at Mattress Discounters during fiscal 1998, with approximately fourteen million circulars mailed each month.

         In addition to the Company's utilization of direct mail circulars, television and radio commercials are produced for each format and aired in virtually all of the Company's markets. Newspaper advertising is placed largely at the store level. The Company also utilizes Spanish language television and radio in selected markets with significant Hispanic populations. The Company regularly conducts approximately 40 Heilig-Meyers store promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. The Company also conducts promotions twice each month in its Rhodes and The RoomStore formats, and weekly in its Mattress Discounters format. Besides the conventional marketing techniques noted above, Heilig-Meyers has sought alternative methods to increase the Company's name recognition and customer appeal. In fiscal 1998, the Company continued its sponsorship of the Heilig-Meyers NASCAR Racing Team and added the Rhodes NASCAR Racing Team as a means of enhancing the Company's name recognition among the millions of NASCAR fans in its market areas.

         During fiscal 1998, the Company continued to utilize market segmentation techniques (begun in fiscal 1994) to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of those potential customers most likely to make a purchase. The Company believes that the availability as well as the terms of credit are key determinants in the purchasing decision at its Heilig-Meyers stores, and therefore, promotes credit availability by disclosing monthly payment terms in those circulars.

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

         The Company believes its credit program fosters customer loyalty and repeat business. Approximately 75% to 80% of sales in the Heilig-Meyers stores have been made through the Company's installment credit program. Although the Company extends credit for original terms up to 24 months, the average term of installment contracts at origination for the fiscal year ended February 28, 1998, was approximately 17 months. The Company accepts major credit cards in all of its stores and, in addition, offers a revolving credit program featuring its private label credit cards. The Company promotes this program by direct mailings to revolving credit customers of acquired stores and potential new customers in targeted areas. Credit extension and collection of Heilig-Meyers revolving accounts are handled centrally from the Company's Credit Center located in Richmond, Virginia.

         The Company also offers revolving credit programs, which are underwritten by third parties, in The RoomStore, Rhodes and Mattress Discounters formats. The Company does not service or generally provide recourse on these accounts. Credit applications, sales, and many payments on account are generally processed electronically through the point-of-sale systems. Approximately 40% of The RoomStore, 60% of Rhodes, and 10% of Mattress Discounters fiscal 1998 sales were made through the revolving credit programs.

         Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not differ materially from recognition at time of shipment. The effect of sales returns prior to shipment date has been immaterial. Finance charges are included in revenues on a monthly basis as earned. During fiscal 1998, finance income amounted to $231,612,000, or approximately 9.4% of total revenues. Because credit operations are integrated with sales and store administration, management does not believe that an accurate allocation of various costs and expenses of operations can be made between retail sales and credit operations. Therefore, the Company is unable to estimate accurately the contribution of its financing operations to net income.

         The Company offers, but does not require, one or more of the following credit insurance products at the time of a credit sale in all formats except Mattress Discounters: property, life, disability and unemployment insurance. The Company's employees enroll customers under a master policy issued by an unrelated third-party insurer with respect to these credit insurance products.

Distribution
         As of April 30, 1998, the Company operates eight Heilig-Meyers distribution centers in the Continental U.S. and one center in Puerto Rico.
These centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; Moberly, Missouri; Hesperia, California; Athens, Texas; and Cidra, Puerto Rico. The Athens Distribution Center was completed near the end of fiscal 1997, with full operations commencing in March 1997. The Company relocated the Fontana, CA Distribution Center during fiscal 1998 to a larger, 400,000 square foot facility located in Hesperia, CA. The new distribution center also contains the relocated Fontana Service Center as well as an outlet store. Currently, the Company's Heilig-Meyers distribution network has the capacity to service over 900 stores in the continental U.S. The Company also operates the seven Rhodes distribution centers, which collectively have more than 950,000 square feet and include home delivery operations in certain markets. The Company also operates The RoomStore's seven and Mattress Discounters' eleven distribution centers, which collectively have approximately 800,000 and 370,000 square feet, respectively. Management is in the process of evaluating the distribution function in light of recent acquisitions in order to maximize warehousing and transportation efficiencies.

         The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling involves routing its trucks so that they can transport purchased inventory from suppliers to the distribution centers while returning from normal store deliveries. The Company backhauled approximately 20% of its purchased inventory in the Heilig-Meyers stores during fiscal 1998.

         Typically, each of the Company's Heilig-Meyers stores is located within 250 miles of one of the eight distribution centers, each Rhodes store is within 100 miles of one of the seven Rhodes distribution centers, each of The RoomStore stores is located within 70 miles of the seven The RoomStore distribution and delivery centers, and each Mattress Discounters store is located within 110 miles of the eleven Mattress Discounters distribution and delivery centers. The Company operates a fleet of trucks which generally delivers merchandise to each

Heilig-Meyers store at least twice a week. In the Rhodes, The RoomStore and Mattress Discounters formats, which are located in larger cities, the Company also utilizes centralized delivery centers for home delivery. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

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

         In addition, the Company provides repair services on virtually all consumer electronics and mechanical items sold in its Heilig-Meyers stores. The Company operates Heilig-Meyers service centers in Fayetteville, North Carolina; Moberly, Missouri; Hesperia, California and Athens, Texas. The Fayetteville Service Center occupies approximately 32,000 square feet and has the capacity to process 2,000 repairs a week. The Moberly Service Center occupies 35,000 square feet adjacent to the Moberly, Missouri Distribution Center and has the capacity to process 2,000 repairs a week. The Hesperia Service Center occupies 35,000 square feet and has the capacity to process 2,500 repairs a week. The Athens Service Center occupies 30,000 square feet and has the capacity to process 2,000 repairs a week. The service centers provide service for all consumer electronic items, most mechanical items (except major appliances, which are serviced locally) and watches. The service centers are also authorized to perform repair work under certain manufacturers' warranties. Service center trucks visit Heilig-Meyers stores weekly, allowing one-week turnaround on most repair orders.


                            E.  Corporate Expansion

         The Company has grown from 434 stores at February 28, 1993, to 1,244 stores at April 30, 1998. Over this time period, the Company has expanded from its traditional southeast operating region into the midwest, west, southwest, northwest, southcentral and northeast Continental United States as well as Puerto Rico. In addition, the Company has acquired new operating formats as a result of the Rhodes, The RoomStore and Mattress Discounters acquisitions.

         The following table lists the Company's stores by state and format as of April 30, 1998:

                                  Heilig-              The     Mattress
State                             Meyers    Rhodes  RoomStore Discounters  Total


Alabama ......................        33        10                            43
Arizona ......................        15                                      15
California ...................        82                              60     142
Colorado .....................         4         9                            13
District of Columbia .........                                         3       3
Florida ......................        36        19                            55
Georgia ......................        56        18                            74
Idaho ........................         4                                       4
Iowa .........................        19                                      19
Illinois .....................        25         2        22          53     102
Indiana ......................        21         1                            22
Kansas .......................                   1                             1
Kentucky .....................        29         2                            31
Louisiana ....................        21                                      21
Maine ........................                                         1       1
Maryland .....................         2                  14          28      44
Massachusetts ................                                        17      17
Michigan .....................                                        12      12
Mississippi ..................        30         1                            31
Missouri .....................        29         6                            35
Montana ......................         2                                       2
Nevada .......................         5                                       5
New Hampshire ................                                         3       3
New Jersey ...................                                        14      14
New Mexico ...................        10                                      10
North Carolina ...............       112        11                           123
Ohio .........................        33         7                            40
Oklahoma .....................        11                                      11
Oregon .......................         2                   4                   6
Pennsylvania .................        22                               8      30
Puerto Rico ..................        32                                      32
Rhode Island .................                                         1       1
South Carolina ...............        45         6                            51
Tennessee ....................        53         7                            60
Texas ........................        33                  18                  51
Virginia .....................        44         2         4          24      74
Washington ...................        13                   1                  14
West Virginia ................        27                                      27
Wisconsin ....................                             4           1       5
                                   -----     -----     -----       -----   -----
                                     850       102        67         225   1,244
                                   =====     =====     =====       =====   =====



         The table excludes 15 Heilig-Meyers stores in operation at April 30, 1998 that are scheduled to be closed during the first quarter of fiscal 1999 as part of the Profit Improvement Plan. Stores listed under the RoomStore format include: 1) the stores in Maryland and Virginia acquired in a recent acquisition that are in the process of converting to the RoomStore format, 2) former Heilig-Meyers stores in Illinois which have been converted to the RoomStore format, but continue to operate under Heilig-Meyers signage and 3) 3 recently acquired stores in Illinois that operate under the John M. Smyth's Homemakers name. All of these stores are under the supervision of the RoomStore management team.

         Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 28, 1998, the Company opened or acquired 330 stores and closed 21 stores for a net increase of 309 stores. Of the 330 new stores, 284 were existing stores acquired by the Company in various transactions, 30 were operations begun by the Company in vacant existing buildings and 16 were prototype stores built according to the Company's specifications.

         The Company constantly evaluates opportunities for further expansion of its business. The Company plans to slow the growth of its Heilig-Meyers stores. In selecting new Heilig-Meyers locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a distribution center and in towns with populations of 5,000 to 50,000 that are over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in certain of its other formats. Growth opportunities of the recently acquired Rhodes, The RoomStore and Mattress Discounters formats are being evaluated. The Company plans to expand these formats as the appropriate markets are identified.


            F.  Other Factors Affecting the Business of the Company

Suppliers
         During the fiscal year ended February 28, 1998, the Company's ten largest suppliers accounted for approximately 30% of consolidated merchandise purchases. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.

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

         The marks "Mattress Discounters" and "Bedding Experts" are federally registered service marks of the Company which were acquired in fiscal year 1998.

Seasonality
         Quarterly fluctuations in the Company's sales are insignificant.

Employees
         As of April 30, 1998, the Company employed approximately 23,100 persons full- or part-time in the Continental United States, of whom approximately 22,100 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices. As of February 28, 1998, the Company employed approximately 1,000 persons full- or part-time in Puerto Rico, of whom approximately 900 worked in the stores and distribution center, with the balance in the corporate office. The Company is not a party to any union contract and considers its relations with its employees to be good.

Foreign Operations and Export Sales
         The Company has no foreign operations and makes no export sales.


                                    ITEM 2.  PROPERTIES

         As of April 30, 1998, 962 of the Company's stores are on a single level, with floor space devoted to sales as well as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. The Heilig-Meyers stores are typically located away from the center of town. The remaining 282 stores generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings, and the stores' warehouses are located in nearby buildings.

         As of April 30, 1998, the Company owned 75 of its Heilig-Meyers and 15 of its Rhodes stores, three of its Heilig-Meyers and three of its Rhodes distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers, its corporate headquarters located at 12560 West Creek Parkway, Richmond, Virginia and other office space. Rentals generally are fixed without reference to sales volume, although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 28, 1998, were approximately $109,374,000. Most vehicles, a majority of the distribution centers' material handling equipment, and a
majority of the Company's data processing equipment are also leased.   In
addition, Mattress Discounters operates a 102,000-square-foot mattress manufacturing facility in Maryland and a 54,000-square-foot mattress manufacturing facility in California. The Company believes that its facilities are adequate at present levels of operations.

ITEM 3.  LEGAL PROCEEDINGS


         The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions.
Non-filing  fees are used to  obtain  insurance  in lieu of  filing a  financing statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases are alleging that the Company's charging of the non-filing fees violates certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company was filed in the United States District Court for the Southern District of Mississippi (Hattiesburg District) on April 10, 1995 and initially sought certification of a class in all states except Alabama and Georgia. On February 3, 1997, this case was transferred by the panel on multi-district litigation (the "MDL Panel") to the United States District Court for the Middle District of Alabama (the "Alabama Court"). The Company has moved to return this case to the court in which it was originally filed. On December 3, 1997, Faulkner v. Heilig-Meyers Company (filed on February 18, 1997 in the Northern District of Illinois alleging violation of federal and Illinois statutes) was transferred by the MDL Panel to the Alabama Court and consolidated with Kirby. The Court in Kirby has pending a motion to certify a class for all states except Alabama and Florida. In addition, the Company has previously reported two cases pending in state court: (i) Eubanks v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violation of Georgia statutes and seeking certification of a class of Georgia residents) filed on March 5, 1997 in Georgia State Court, subsequently removed to United States District Court for the Southern District of Georgia, and on July 7, 1997, remanded to Superior Court of Liberty County, Georgia, and
(ii) Wahl v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violations of Tennessee statutes and seeking certification of a class of certain individuals who made purchase in the Company's Tennessee stores) filed on June 23, 1997 in Memphis, Tennessee Chancery Court. On March 25, 1998, the court in Eubanks entered an order dismissing the case. The Company's motion to dismiss is pending in the Wahl case.

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


ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS


None.

                     Executive Officers of the Registrant

         The following table sets forth certain information with respect to the executive officers of the Company as of May 1, 1998:


                                           Positions with
                                           the Company or
Principal                                  Occupation for
the                           Years with   Past Five Years and
     Name              Age   the Company   Other Information

William C. DeRusha      48           29    Chairman  of the Board since April
                                           1986.  Chief Executive Officer since
                                           April 1984.  Director since January
                                           1983.

Troy A. Peery, Jr.      52           26    President since  April 1986.  Chief
                                           Operating Officer since December
                                           1987. Director since April 1984.

James F. Cerza, Jr.     50           10    Executive Vice President, Heilig-
                                           Meyers since April 1998. Executive
                                           Vice President, Operations from June
                                           1996 until April 1998. Executive Vice
                                           President, from April 1995 to June
                                           1996. Executive Vice President,
                                           Operations from August 1989 to April
                                           1995.

Joseph R. Jenkins       52           10    Executive Vice President, Heilig-
                                           Meyers / Mattress Discounters since
                                           April 1998. Executive Vice President
                                           from July 1997 until April 1998.
                                           Executive Vice President and Chief
                                           Financial Officer from January 1988
                                           to July 1997.

Irwin L. Lowenstein     62            1    Executive Vice President, Rhodes
                                           since April 1997. Executive Vice
                                           President, Rhodes, Inc. since January
                                           1997. Chairman of the Board, Rhodes,
                                           Inc. from 1994 to December 1996.
                                           Chief Executive Officer, Rhodes, Inc.
                                           from 1989 to December 1996. President
                                           and Chief Operating Officer, Rhodes,
                                           Inc. from 1973 to 1994.

James R. Riddle         56           13    Executive Vice President, The
                                           RoomStore / Berrios since April 1998.
                                           Executive Vice President from April
                                           1995 to April 1998. Executive Vice
                                           President, Marketing from January
                                           1988 to April 1995.

Patrick D. Stern        41            -    Executive Vice President, The
                                           RoomStore / Berrios since June
                                           1997. Vice President, Merchandising,
                                           Value City Furniture (retailer) from
                                           April 1994 to April 1997. Vice
                                           President, Sales and Marketing,
                                           SilverOaks Furniture Manufacturing
                                           prior to 1994.

George A. Thornton III  57            1    Executive Vice President, Rhodes
                                           since April 1997. Director from
                                           April 1980 to February 1997.
                                           Independent consultant to furniture
                                           manufacturers and Chairman, Tim  Buck
                                           II, LTD (real estate development) for
                                           more than five years prior to April
                                           1997.

William J. Dieter       58           25    Senior Vice President, Accounting
                                           since April 1986. Chief Accounting
                                           Officer since 1975.


Roy B. Goodman          40           17    Senior Vice President,Chief Financial
                                           Officer since July 1997. Senior Vice
                                           President, Finance from April 1995 to
                                           July 1997.  Vice President, Secretary
                                           and Treasurer prior to April 1995.

                                  PART II

ITEM 5.   MARKET for REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS



         The Company's common stock is traded on the New York Stock and Pacific Exchanges under the symbol HMY. The table below sets forth the high and low prices as reported on the New York Stock Exchange Composite Tape, and dividend information for each of the last eight fiscal quarters.

         Fiscal Year          High           Low        Dividends

   1998
         4th Quarter        $  15 3/4    $  11 15/16    $  .07
         3rd Quarter           17 3/16      12 9/16        .07
         2nd Quarter           20           14 3/4         .07
         1st Quarter           17 7/8       13 3/4         .07

         1997
         4th Quarter        $  16 1/8    $  12 3/4      $  .07
         3rd Quarter           17 1/4       12 5/8         .07
         2nd Quarter           24 1/8       16             .07
         1st Quarter           23 3/8       13 7/8         .07

         There were approximately 3,300 shareholders of record as of February 28, 1998.

         The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $92,687,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1998.

         Recent Sales of Unregistered Securities. During the past fiscal year, the Company issued shares of its common stock in the transactions described below. The sales of the securities were exempt from registration under the Securities Act of 1933 ("the Act") for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors under Rule 506 of Regulation D under the Act.

         On July 17, 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and TJB, Inc., which operated 169 stores in 10 states and Washington, D.C. The shareholders of Mattress Discounters Corporation and TJB, Inc. received 2,269,839 shares of the Company's common stock as part of the transaction. An additional 264,550 shares of the Company's common stock were placed in escrow to be paid to the former shareholders of Mattress Discounters Corporation if the acquired stores meet certain earnings targets in the twelve months following the transaction.

         On January 2, 1998, the Company acquired all of the outstanding capital stock of Bedding Experts, Inc., which operated 54 stores in Chicago, Illinois and the surrounding area. The shareholders of Bedding Experts, Inc. received 2,019,182 shares of the Company's common stock as part of the transaction.



ITEM 6.  SELECTED FINANCIAL DATA
FISCAL YEAR                     1998 (1)    1997 (1)    1996        1995        1994
                                 (Dollar amounts in thousands except per share data)

Operations Statement Data:
Sales                      $2,160,223  $1,342,208  $1,138,506  $  956,004  $  723,633
Annual growth in sales           60.9%       17.9%       19.1%       32.1%       31.7%
Other income               $  309,513  $  250,911  $  220,843  $  196,135  $  140,156
Total revenues              2,469,736   1,593,119   1,359,349   1,152,139     863,789
Annual growth in revenue         55.0%       17.2%       18.0%       33.4%       31.4%
Costs of sales             $1,451,560  $  876,142  $  752,317  $  617,839  $  460,284
Gross profit margin              32.8%       34.7%       33.9%       35.4%       36.4%
Selling, general and
  administrative expense   $  828,105  $  526,369  $  436,361  $  350,093  $  260,161
 Interest expense              67,283      47,800      40,767      32,889      23,834
Provision for doubtful
  accounts                    181,645      80,908      65,379      45,419      32,356
Store closing and other
  charges                      25,530         ---         ---         ---         ---
Provision (benefit) for
  income taxes                (29,244)     21,715      23,021      39,086      32,158
Effective income tax rate        34.7%       35.1%       35.7%       36.9%       36.9%
Net earnings (loss)        $  (55,143) $   40,185  $   41,504  $   66,813  $   54,996
Earnings (loss) margin           (2.6)%       3.0%        3.7%        7.0%        7.6%
Net earnings (loss) per share:
  Basic (2)                $     (.98) $      .81  $      .85  $     1.38  $     1.16
  Diluted (2)                    (.98)        .80         .84        1.34        1.12
Cash dividends per share          .28         .28         .28         .24         .20


Balance Sheet Data:
Total assets               $2,097,513  $1,837,158  $1,288,960  $1,208,937  $1,049,633
Average assets per store        1,674       1,946       1,800       1,869       1,841
Accounts receivable, net      392,765     380,879     518,969     538,208     535,437
Retained interest in
  securitized receivables
  at fair value               182,158     243,427         ---         ---         ---
Inventories                   542,868     433,277     293,191     253,529     184,216
Property and equipment, net   398,151     366,749     216,059     203,201     168,142
Additions to property
  and equipment                70,921      84,137      40,366      49,101      36,252
Short-term debt               282,365     256,413     207,812     167,925     210,318
Long-term debt                715,271     561,489     352,631     370,432     248,635
Average debt per store            796         866         783         832         805
Stockholders' equity          609,154     642,621     518,983     490,390     433,229
Stockholders' equity per share  10.36       11.81       10.69       10.10        8.95

Other Financial Data:
Working capital            $  591,397  $  550,137  $  527,849   $ 554,096  $  453,175
Current ratio                     1.8         1.9         2.4         2.9         2.4
Debt to equity ratio             1.64        1.27        1.08        1.10        1.06
Debt to debt and equity          62.1%       56.0%       51.9%       52.3%       51.4%
Rate of return on average
  assets (3)                     (0.6)%       4.6%        5.4%        7.8%        7.7%
Rate of return on average
  equity                         (8.8)%       6.9%        8.2%       14.5%       14.9%
Number of stores                1,253         944         716         647         570
Number of employees            24,374      19,131      14,383      13,063      10,536
Average sales per employee $       99  $       84  $       83   $      81  $       79



SELECTED FINANCIAL DATA, cont.


FISCAL YEAR                     1998        1997        1996        1995        1994
                                (Dollar amounts in thousands except per share data)

Weighted average common shares outstanding:
    (in thousands)
  Basic                       56,312       49,360      48,560       48,459     47,292
  Diluted                     56,312       50,146      49,604       49,954     49,103

Price range on common stock per share:
       High               $   20       $   24 1/8  $   27 1/4   $   36     $   39
       Low                    11 15/16     12 5/8      13 1/2       23 1/4     19 3/8
       Close                  15 1/2       14 1/8      14           23 5/8     33




(1)Operations   statement  data  include   operating   results  of  acquisitions
   subsequent to the dates of acquisition. Balance sheet data include the financial position of acquisitions as of fiscal year ends subsequent to the dates of acquisition. See the description of such acquisitions in the Notes to Consolidated Financial Statements.

(2)The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement 128, see the Notes to Consolidated Financial Statements.

(3) Calculated using earnings before interest, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS

         Results of operations expressed as a percentage of sales are as follows:

                                                        Fiscal Year
                                    1998              1997              1996
                                    ----------------------------------------

Other income                        14.3%            18.7%             19.4%
Costs of sales                      67.2             65.3              66.1
Selling, general and
         administrative expense     38.3             39.2              38.3
Interest expense                     3.1              3.6               3.6
Provision for doubtful
         accounts                    8.4              6.0               5.7
Store closing and other
         charges                     1.2                -                 -
Earnings (loss) before
         provision (benefit)
         for income taxes           (3.9)             4.6               5.7
Provision (benefit) for
         income taxes               (1.4)             1.6               2.0
Net earnings (loss)                 (2.6)             3.0               3.7


Profit Improvement Plan
         Home furnishings purchases are generally considered "big-ticket purchases", and consumers typically utilize consumer credit to finance these purchases. Impacted by an increase in consumer credit problems and personal bankruptcies, the demand for home furnishings in the niche in which the Company serves has been low over the past two fiscal years. In response to this difficult environment, Heilig-Meyers Company (the "Company") conducted a comprehensive review of its operations, and developed a Profit Improvement Plan (the "Plan"), which was announced on December 17, 1997. The Plan has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives. The Plan calls for the closing of certain Heilig-Meyers stores, the downsizing of administrative and support facilities, a reorganization of the Heilig-Meyers private label credit card program, and the development of operating initiatives to improve the performance of the Heilig-Meyers stores.
         In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25.5 million related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16.7 million or $.30 per share. The pre-tax charge includes the following components: $8.1 million for severance, $7.6 million for lease and facility exit costs, $7.3 million for fixed asset impairment, and $2.5 million for goodwill impairment. The Company expects to substantially complete the store closings and office downsizing during the first quarter of fiscal 1999, and private label credit card program reorganization during fiscal 1999. Accordingly, the majority of the reserves are expected to be utilized during fiscal 1999. The final plan calls for closing approximately 40 stores rather than the approximately 60 stores initially contemplated, as a result of the completion of store operations and asset disposition analyses.
         The core-store operating initiatives include a plan to significantly slow the growth of the Heilig-Meyers stores over the next year to allow for the maturation of the recent store additions. Approximately 20 to 30 stores will be relocated to higher-traffic areas. The initiatives also call for adjustments to merchandising and advertising strategies based on the remaining markets and the strengthening of the inventory management programs. While management plans to slow the growth in the Heilig-Meyers division, it expects to pursue opportunities in the Company's other formats. These opportunities will be in the formats that are less capital intensive and are currently operating at higher levels of return than the Heilig-Meyers division. The Company has adopted a capital allocation process under which all expansion and capital projects will be subjected to return on investment criteria.

         Pursuant to these initiatives, raw selling margins in the fourth quarter of fiscal 1998 were negatively impacted by approximately $5.1 million, or .2% of sales, due to inventory liquidations. Approximately $14.8 million (.7% of sales) in selling, general and administrative expenses were incurred related to asset write-downs and other reserves in the third and fourth quarters of fiscal 1998 (see "Costs and Expenses").
         While the Company anticipates that the majority of the reserves related to this Plan will be utilized over the first two quarters of fiscal 1999, amounts related to property and long-term lease commitments will continue to be utilized subsequent to this time period. The overall cash impact of the Plan is expected to be positive as cash received from the sale of certain assets and from income tax benefits is expected to significantly exceed cash expenditures, which will consist primarily of employee severance and payments under lease obligations.

Revenues
         Sales for fiscal 1998 compared to the two previous periods are shown below:

                                                          Fiscal Year
                                           1998              1997          1996
                                       ----------------------------------------

Sales (in thousands)                 $2,160,223       $1,342,208     $1,138,506
Percentage increase over
         prior period                      60.9%            17.9%          19.1%
Portion of increase from
         existing (comparable)
         stores                             2.8             (0.6)           0.3
Portion of increase from
         new stores                        58.1             18.5           18.8



         The growth in total sales of the Company for fiscal years 1998, 1997 and 1996 is primarily attributed to the growth in operating units through acquisitions. The impact of price changes on sales growth over the last three fiscal years has been insignificant. Expansion of the Heilig-Meyers retail units during fiscal 1998 and 1997 was primarily in the south central, southwestern and northwestern United States.
         The Company has four primary retail formats targeting a wide range of consumers. The increase in these formats over the past two years has been achieved through acquisitions. Sales for the last three fiscal years and store counts as of February 28, (29), were as follows:


                                            Fiscal Year
                         1998                  1997                 1996
               -----------------------------------------------------------------
                                   (Sales amounts in millions)

                # of           % of   # of           % of    # of          % of
              Stores   Sales  Total  Stores   Sales  Total  Stores  Sales  Total
              ------------------------------------------------------------------
Heilig-Meyers    865  $1,436   66.5    829   $1,262   94.1   716   $1,139  100.0
Rhodes           102     480   22.2    105       78    5.8     -        -      -
The RoomStore     61     112    5.2     10        2    0.1     -        -      -
Mattress
   Discounters   225     132    6.1      -        -      -     -        -      -
               -----------------------------------------------------------------
Total          1,253  $2,160  100.0    944   $1,342  100.0   716   $1,139  100.0
               =================================================================


         On December 31, 1996, Rhodes, Inc., a Georgia Corporation, became a wholly-owned subsidiary of the Company in a transaction accounted for under the purchase method. The Company operates these stores under the Rhodes name and format. These stores are primarily located in metropolitan areas of 15 southern, midwestern and western states.
         In late February 1997, the Company acquired certain assets relating to 10 stores operating in central Texas under the name "The RoomStore" in a transaction accounted for under the purchase method. The RoomStore operates under a "rooms concept," displaying and selling furniture in complete room packages. At the end of fiscal 1998, The RoomStore operated 61 stores, 18 of which were acquired from Reliable Inc. in Columbia, Maryland, in February 1998 and 3 of which were acquired in January 1998 from John M. Smyth's Homemakers in Chicago, Illinois. The remaining additions to The RoomStore format were through the ongoing conversion of pre-existing Heilig-Meyers and Rhodes stores.
         In July 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters") with 169 stores in 10 states and Washington, D.C. The transaction was accounted for under the purchase method. In January 1998, the Company acquired all of the outstanding capital stock of Bedding Experts, Inc., with 54 stores in Chicago, Illinois, and the surrounding area. The transaction was recorded as a pooling-of-interests, however, prior periods have not been restated as the effect is not considered material to the consolidated financial statements. These stores are included in the Mattress Discounters format in the table above.
         Other income decreased to 14.3% of sales for fiscal 1998 from 18.7% of sales for fiscal 1997. Other income decreased to 18.7% of sales for fiscal 1997 from 19.4% of sales for fiscal 1996. These decreases are primarily the result of the effect of Rhodes, The RoomStore and Mattress Discounters operations, as these stores' credit programs are maintained by third parties and, unlike the Heilig-Meyers in-house program, do not produce finance income for the Company. Excluding the results of Rhodes, The RoomStore and Mattress Discounters, other income decreased .1% of sales for the year ended February 28, 1998, compared to the prior fiscal year.
         The Company plans to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its Heilig-Meyers stores. Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels. Net servicing income related to securitized receivables that have been sold to third parties is included in other income. The Company offers third-party private label credit card programs to customers of the Rhodes and The RoomStore formats.

Costs and Expenses
         In fiscal 1998, costs of sales increased, as a percentage of sales, to 67.2% from 65.3% in fiscal year 1997. This increase is the result of the liquidation of merchandise associated with acquisitions, reduced leverage on distribution and occupancy costs, and higher occupancy costs in the larger markets served by the Rhodes and The RoomStore formats. Raw selling margins were reduced by approximately $5.1 million, or .2% of sales, due to inventory liquidation sales in the Rhodes stores and Heilig-Meyers stores in Puerto Rico (see "Profit Improvement Plan"). Costs of sales decreased to 65.3% of sales in fiscal 1997 from 66.1% in fiscal 1996. The reduction in costs of sales was primarily related to improved raw selling margins in the Heilig-Meyers stores. A reduction in the use of aggressive, price-cutting promotions and improvement in day-to-day pricing policies were the primary contributors to the raw selling margin results. Additionally, as compared to fiscal 1996, the merchandise sales mix for fiscal 1997 included a higher percentage of furniture and bedding, which carry higher raw selling margins.
         Selling, general and administrative expenses decreased to 38.3% of sales in fiscal 1998 from 39.2% in fiscal 1997. The decrease between years was the result of leverage gained on sales at the Rhodes, The RoomStore and Mattress Discounters formats. Compared to the prior year period, the addition of these formats has resulted in a lower administrative cost structure generally due to the use of third-party credit providers. However, selling, general and administrative expenses for fiscal 1998 include charges of approximately $14.8 million, or .7% of sales, related to asset write-downs and other reserves (see "Profit Improvement Plan"). These charges arise primarily from asset impairment caused by the conversion of existing stores to new operating formats, relocations of administrative and support facilities, and a more aggressive strategy to exit excess real estate. Also included in this amount are legal and other transaction costs associated with the Bedding Experts acquisition, which was accounted for as a pooling of interests. Selling, general and administrative expenses increased to 39.2% of sales in fiscal 1997 from 38.3% in fiscal 1996. The increase in fiscal 1997 was primarily the result of loss of sales leverage on fixed type expenses such as base salaries, data processing, and depreciation and amortization, given the modest decline in comparable store sales during the fiscal year. Advertising costs in fiscal 1997 were slightly down as a percentage of sales compared to fiscal 1996.

         Interest expense was 3.1% and 3.6% of sales in fiscal years 1998 and 1997, respectively. The decrease is mainly due to leverage on the sales by Rhodes, The RoomStore and Mattress Discounters, which were purchased with common stock. The Company issued $175 million in public debt during the second quarter of fiscal 1998. The Company also issued approximately $300 million in public debt in the last half of fiscal 1997 as part of the financing strategy discussed below. Weighted average long-term interest rates for fiscal 1998 remained relatively consistent at 7.8%, compared to 7.7% during the prior year. Weighted average short-term debt increased to $229.2 million in fiscal 1998 from $186.3 million in fiscal 1997. Weighted average short-term interest rates increased to 6.1% from 5.8% in the prior year. Interest expense was 3.6% of sales in fiscal years 1997 and 1996. The impact of an increase in weighted average long-term debt of $93.5 million was offset by lower weighted average interest rates, which decreased to 7.7% from 7.9% on long-term debt and to 5.8% from 6.3% on short-term debt in fiscal years 1997 and 1996, respectively. The increase in long-term debt levels in both fiscal 1998 and 1997 was consistent with the Company's plan to structure its debt portfolio to contain a higher percentage of long-term fixed rate debt in order to minimize the exposure to future short-term interest rate fluctuations.
         The provision for doubtful accounts was 8.4% of sales in fiscal 1998 compared to 6.0% and 5.7% in fiscal 1997 and 1996, respectively. The increase in the provision for doubtful accounts as a percentage of sales resulted from an increase in the installment portfolio's loss rate and related write-offs, the impact of management's plan to close approximately 40 stores, and management's plan to reorganize the Heilig-Meyers private label credit card program. The overall rise in the portfolio's loss rate is primarily attributed to an increase in bankruptcies. The Company provided an additional $38.0 million for doubtful bankrupt accounts based on the increase in the total bankrupt account portfolio, the mix of accounts by type of bankruptcy filed, and recent collection experience. The Company also provided for increased write-offs of approximately $36.3 million related to a more critical evaluation of accounts for write-off for fiscal 1998 and to cover the impact of transferring the servicing of accounts from stores that are planned for closing in fiscal 1999 to other Heilig-Meyers store locations. Additionally, management has committed to a reorganization of the Heilig-Meyers private label credit card program, which is offered to certain customers under an agreement with a financial institution. The Company provided $15.0 million to cover estimated losses under the recourse provisions of the agreement that will be incurred as a result of the reorganization plan. The items noted above, which total 4.1% of sales in fiscal 1998 were slightly offset by the operations of Rhodes, The RoomStore, and Mattress Discounters as these formats primarily use third-party credit providers and, accordingly, do not record significant provisions for doubtful accounts.
         Total portfolio write-offs for fiscal 1998, 1997 and 1996 were $167.5 million, $77.4 million and $66.1 million, respectively. Of these amounts, $21.2 million, $6.9 million and $8.9 million were for purchased receivables, respectively. Management believes that the allowance for doubtful accounts at February 28, 1998, is adequate.
         Components of the Profit Improvement Plan address the increase in the portfolio loss rate. Stores that have been targeted for closing have been among the poorest performers related to credit losses. Management believes the elimination of these stores will positively impact the Company's credit losses going forward. The Company plans to more fully implement risk-based scoring models to provide local management with better tools in making credit extension decisions. These models will also enable corporate management to more efficiently monitor the portfolio. Management believes implementing this plan at the local and corporate levels will also positively impact the portfolio's credit losses.

Provision for Income Taxes and Net Earnings
         The income tax benefit for fiscal 1998 was calculated by applying a percentage of 34.7% compared to fiscal 1997's tax rate of 35.1%. The decrease in the rate from 1997 is due to the impact of the loss incurred during 1998, offset by the higher effective tax rates of the recently acquired operating subsidiaries. The higher rates result from the carryover tax attributes of acquired assets and liabilities. The effective tax rate for fiscal 1997 was 35.1% compared to 35.7% for fiscal 1996. The decrease between the fiscal 1997 and 1996 effective tax rate was primarily the result of higher fixed dollar income tax credits in fiscal 1997 and lower levels of pretax earnings.

         The net loss for fiscal 1998 was $55.1 million compared to earnings of $40.2 million for fiscal 1997. The loss in fiscal 1998 was the result of the store closing and other charges related to the Profit Improvement Plan discussed above and the increase in the provision for doubtful accounts in fiscal 1998. The net earnings for fiscal 1997 decreased to $40.2 million from $41.5 million for fiscal 1996. As a percentage of sales, profit margin decreased to 3.0% for fiscal 1997 from 3.7% for fiscal 1996. The decrease was mostly attributable to an increase as a percentage of sales in selling, general and administrative expenses due to the decline in comparable store sales and an increase in the provision for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES
         The Company increased its cash position $33.8 million to $48.8 million at February 28, 1998, from $15.0 million at February 28, 1997, and $16.0 million at February 29, 1996. As the Company continued to expand its store base through acquisitions, cash flows used for investing activities exceeded cash provided by operating activities for fiscal years 1998, 1997 and 1996. The Company's operating activities typically use cash primarily because the significant majority of customer sales in the Heilig-Meyers format have been through the Company's in-house credit program. These uses of cash have been partially offset by proceeds from the sale of accounts receivable and financing activities.
         Operating activities used cash of $22.8 million for fiscal 1998 compared to cash used of $3.0 million in fiscal 1997 and cash provided of $92.5 million in fiscal 1996. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers stores. The Company's change in accounts receivable and provision for doubtful accounts netted to a $13.5 million increase in fiscal 1998. The Company's retained interest in securitized receivables at cost decreased $50.5 million during fiscal 1998 as the result of the sale of certain of these investments. The Company's retained interest in securitized receivables at cost grew by $198.8 million in fiscal 1997 with accounts receivable decreasing by $56.2 million. These changes relate to the sale of $60.5 million of receivables and the change in classification of certain receivables transferred to a master trust during fiscal 1997. The higher level of receivables transferred relate to the continued extension of credit to customers and a reduced amount of accounts sold during the year as compared to the amounts sold in fiscal 1996. During fiscal 1998, inventory levels increased at a higher rate than fiscal 1997 primarily due to the stocking of line-up inventory in the recently acquired stores in order to support the merchandising plan. The prior increases in inventory levels have primarily been the result of the opening of 113 new Heilig-Meyers stores in fiscal 1997 and 69 in fiscal 1996. Continued extension of credit and related increases in customer accounts receivable, as well as increases in inventory related to new stores, are expected to be negative cash flow activities in future periods. However, as noted above, the Company periodically sells accounts receivable to provide a source of positive cash flows from operating activities.
         Investing activities produced negative cash flows of $106.5 million in fiscal 1998, $146.5 million in fiscal 1997, and $95.6 million in fiscal 1996. Cash used for acquisitions decreased in 1998 to $40.2 million compared to $58.8 million in fiscal 1997 as a result of a lower level of acquisition activity in fiscal 1998. Cash used for acquisitions was relatively consistent in fiscal 1997 compared to fiscal 1996, at $58.8 million and $51.7 million, respectively. Cash used for additions to property and equipment resulted from the opening of new store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. The increase in the cash required for capital expenditures in fiscal 1997 was the result of a larger number of prototype stores and support facilities completed or under construction as of February 28, 1997, compared to February 29, 1996. The increase in the disposals of property and equipment between fiscal 1998 and 1997 is the result of the beginning phases of the Company's "Profit Improvement Plan." See the discussion concerning the Company's future expansion and disposition plans under "Profit Improvement Plan" above.
         Financing activities provided a positive net cash flow of $163.1 million in fiscal 1998 as compared to $148.4 million in fiscal 1997 and $8.8 million in fiscal 1996. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. As of February 28, 1998, long-term notes payable with an aggregate principal amount of $175.0 million have been issued to the public under this registration statement. Long-term notes payable with an aggregate principal amount of $300.0 million were issued to the public during fiscal 1997. Proceeds from the issues were used to retire long-term debt maturing and short-term notes payable. All previously issued debt had been in private placements rather than public markets. As of February 28, 1998, the Company had a $400.0 million revolving credit facility in place which expires in July 2000. This facility includes thirteen banks and had $260.0 million outstanding and $140.0 million unused as of February 28, 1998. The Company also had additional lines of credit with banks totaling $60.0 million, all of which was unused as of February 28, 1998.
         As a result of charges recorded in fiscal 1998 under the Profit Improvement Plan, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. In addition, certain provisions of the Company's bond indenture restrict the Company's ability to incur long-term debt until certain covenant restrictions are met. Management expects to meet these covenants in the fourth quarter of fiscal 1999. However, management believes that the Company has adequate access to capital to finance accounts receivable, inventories and other capital needs during these next twelve months.
         Total debt as a percentage of debt and equity was 62.1% at February 28, 1998, compared to 56.0% and 51.9% at February 28, (29), 1997 and 1996,
respectively. The increase in total debt as a percentage of debt and equity from February 28, 1997 to February 28, 1998 is primarily attributed to the issuance of $175 million of long-term debt as well as the increase in short-term notes payable during fiscal 1998. The issuance was partially offset by the payment on the maturity of long-term notes. The fiscal 1998 loss, which reduced retained earnings, also resulted in the increase of total debt as a percentage of debt and equity. The current ratio was 1.8X at February 28, 1998, compared to 1.9X and 2.4X for February 28, (29), 1997 and 1996, respectively. The decrease in the current ratios from February 29, 1996 to February 28, 1997 was primarily attributed to an $82.6 million increase in long-term debt due within one year.

OTHER INFORMATION

Year 2000 Issue
         During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. After conducting its assessment of all systems, management implemented a plan of corrective action using both internal and external resources to enhance the systems for Year 2000 compliance. Management expects to complete the project during fiscal year 1999, and does not anticipate the amounts required to be expensed as part of the corrective plan to have a material effect on the Company's financial position or results of operations. The team is communicating with other companies on which the Company's systems rely and is planning to obtain compliance letters from these entities. However, there can be no assurance that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company.

FORWARD-LOOKING STATEMENTS

         Certain statements included in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Leading Our Industry Through Innovation," "Strengthening Our Core Business," "Expanding Via New Formats and Markets," and "Leveraging Our Strengths." These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's ability to realize cost savings and other synergies from recent acquisitions, as well as the Company's access to, and cost of, capital. Other factors such as changes in consumer debt and bankruptcy trends, tax laws, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)


FISCAL YEAR                               1998         1997         1996
                                         ------       ------       -----
   Revenues:
     Sales                           $2,160,223   $1,342,208   $1,138,506
     Other income                       309,513      250,911      220,843
                                     ----------   ----------    ---------

        Total revenues                2,469,736    1,593,119    1,359,349

Costs and expenses:

     Costs of sales                   1,451,560      876,142      752,317
     Selling,general and administrative 828,105      526,369      436,361
     Interest                            67,283       47,800       40,767
     Provision for doubtful accounts    181,645       80,908       65,379
     Store closing and other charges     25,530           --           --
                                     ----------   ----------    ---------
        Total costs and expenses      2,554,123    1,531,219    1,294,824
                                     ----------   ----------    ---------

Earnings (loss) before provision
     (benefit) for income taxes         (84,387)      61,900       64,525
Provision (benefit) for income taxes    (29,244)      21,715       23,021
                                      ----------   ---------    ---------
Net earnings (loss)                   $ (55,143)   $  40,185    $  41,504
                                      ==========   =========    =========

Net earnings (loss) per share:
     Basic                            $    (.98)   $     .81    $     .85
                                      ==========   =========    =========
     Diluted                          $    (.98)   $     .80    $     .84
                                      ==========   =========    =========

Weighted average common shares outstanding:

     Basic                               56,312       49,360       48,560
     Diluted                             56,312       50,146       49,604
                                      =========    =========    =========

Cash dividends per share of common
     stock                            $     .28    $     .28    $     .28
                                      =========    =========    =========


                       See notes to consolidated financial statements.

                              CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except par value data)


FEBRUARY 28,                                 1998                   1997
                                            ------                 -----

Assets
Current assets:
     Cash                              $    48,779            $    14,959
     Accounts receivable, net              392,765                380,879
     Retained interest in securitized
          receivables at fair value        182,158                243,427
     Inventories                           542,868                433,277
     Other current assets                  126,978                 61,515
                                       -----------            -----------

          Total current assets           1,293,548              1,134,057

Property and equipment, net                398,151                366,749
Other assets                                55,321                 42,262
Excess costs over net
     assets acquired, net                  350,493                294,090
                                       -----------            -----------

                                       $ 2,097,513            $ 1,837,158
                                       ===========            ===========

Liabilities And Stockholders' Equity

Current liabilities:
     Notes payable                     $   260,000            $   156,000
     Long-term debt due within one year     22,365                100,413
     Accounts payable                      203,048                160,857
     Accrued expenses                      216,738                166,650
                                       -----------            -----------
          Total current liabilities        702,151                583,920

Long-term debt                             715,271                561,489
Deferred income taxes                       70,937                 49,128

Stockholders' equity:
     Preferred stock, $10 par value             --                     --
     Common stock, $2 par value (250,000
          shares authorized; 58,808 and
          54,414 shares issued and
          outstanding, respectively)       117,616                108,828
     Capital in excess of par value        230,580                195,352
     Unrealized gain on investments          4,548                 10,797
     Retained earnings                     256,410                327,644
                                       -----------            -----------

         Total stockholders' equity        609,154                642,621
                                       -----------            -----------
                                       $ 2,097,513            $ 1,837,158
                                       ===========            ===========

                    See notes to consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (Amounts in thousands)


               Number of
                  Common            Capital in  Unrealized               Total
                  Shares     Common  Excess of   Gain on  Retained Stockholders'
             Outstanding      Stock  Par Value  Investments Earnings    Equity


Balances at
 March 1,1995     48,548   $ 97,096   $120,129   $    --   $273,165   $490,390
 Cash dividends       --         --         --        --    (13,598)   (13,598)
 Exercise of stock
  options, net        23         47        640        --         --        687
 Net earnings         --         --         --        --     41,504     41,504
                  ------------------------------------------------------------

Balances at
 February 29,1996 48,571     97,143    120,769        --    301,071    518,983
 Cash dividends       --         --         --        --    (13,612)   (13,612)
 Common stock
  issued for
  acquisitions     5,791     11,582     73,842        --         --     85,424
 Exercise of stock
  options, net        52        103        741        --         --        844
 Unrealized gain
  on investments      --         --         --    10,797         --     10,797
 Net earnings         --         --         --        --     40,185     40,185
                  ------------------------------------------------------------

Balances at
 February 28,1997 54,414    108,828    195,352    10,797    327,644    642,621
 Cash dividends       --         --         --        --    (16,249)   (16,249)
 Common stock
  issued for
  acquisitions     4,279      8,558     34,578        --         --     43,136
 Exercise of stock
  options, net       115        230        650        --         --        880
 Change in
  unrealized gain
  on investments      --         --         --    (6,249)        --     (6,249)
 Net loss             --         --         --        --    (55,143)   (55,143)
 Other                --         --         --        --        158        158
                  ------------------------------------------------------------

Balances at
 February 28,1998 58,808   $117,616   $230,580   $ 4,548   $256,410   $609,154
                  ============================================================


                           See notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


FISCAL YEAR                                 1998       1997        1996
                                        -------------------------------

Cash flows from operating activities:
 Net earnings (loss)                   $ (55,143) $  40,185   $  41,504

  Adjustments  to reconcile net earnings
  (loss) to net cash provided  (used) by
   operating activities:
    Depreciation and amortization         54,043     33,874      29,460
    Provision for doubtful accounts      181,645     80,908      65,379
    Store closing and other charges
     provision                            25,530         --          --
    Store closing and other charges
     payments                             (1,452)        --          --
    Other, net                             2,616        588        (470)
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
       Accounts receivable              (195,141)    (4,331)   (167,860)
       Sale of accounts receivable            --     60,500     150,000
       Retained interest in securitized
         receivables at cost              50,533   (198,786)         --
       Inventories                       (77,115)   (35,154)    (24,015)
       Other current assets              (65,218)   (11,749)    (23,447)
       Accounts payable                   14,788     18,017         216
       Accrued expenses                   42,106     12,948      21,734
                                       --------------------------------

        Net cash provided (used)
         by operating activities         (22,808)    (3,000)     92,501
                                       --------------------------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired     (40,186)   (58,842)    (51,658)
  Additions to property and equipment    (70,921)   (84,137)    (40,366)
  Disposals of property and equipment     15,107      3,423       6,348
  Miscellaneous investments              (10,467)    (6,907)     (9,942)
                                       ---------------------------------

         Net cash used by
          investing activities          (106,467)  (146,463)    (95,618)
                                       ---------------------------------

Cash flows from financing activities:
  Issuance of stock                          912        683         286
  Proceeds from long-term debt           174,767    299,444          --
  Increase (decrease) in notes
   payable, net                          104,000    (34,000)     50,200
  Payments of long-term debt            (100,335)  (104,110)    (28,114)
  Dividends paid                         (16,249)   (13,612)    (13,598)
                                       ---------------------------------

         Net cash provided by
          financing activities           163,095    148,405       8,774
                                       --------------------------------

Net increase (decrease) in cash           33,820     (1,058)      5,657
Cash at beginning of year                 14,959     16,017      10,360
                                       --------------------------------

Cash at end of year                    $  48,779  $  14,959    $ 16,017
                                       ================================


                       See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies
-----------------------------------------------------------------------------

Nature of Operations

         Heilig-Meyers Company and subsidiaries (the "Company") is a retailer of home furnishings that operated 1,253 stores as of February 28, 1998 of which 1,221 are located in 38 states and Washington, D.C. and 32 are located in Puerto Rico. Through acquisitions, the Company now has four primary retail formats operating as Heilig-Meyers Furniture, Rhodes Furniture, The RoomStore and Mattress Discounters.
         The Company's operating strategy includes offering a broad selection of home furnishings and bedding. The Company offers third party private label credit card programs to provide financing to its customers. The Heilig-Meyers format also offers consumer electronics, appliances, and floor coverings as well as an in-house installment credit program.

Principles of Consolidation

         The  consolidated   financial   statements   include  the  accounts  of
Heilig-Meyers Company and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

Fiscal Year

         Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1998, 1997 and 1996 represent the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Certain amounts in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

Segment Information

         The Company considers that it is engaged primarily in one line of business, the sale of home furnishings. Accordingly, data with respect to industry segments have not been separately reported herein.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

         Accounts receivable arise primarily from closed-end installment sales contracts used by customers to finance purchases of merchandise and services offered by the Company. These contracts are at fixed rates and terms with level payments of principal and interest. In accordance with trade practice, payments due after one year are included in current assets. Provisions for doubtful accounts are made to maintain an adequate allowance to cover anticipated losses. Credit operations are generally maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. The Company reviews customer accounts on an individual basis in reaching decisions regarding methods of collection or write-off of doubtful accounts. Generally, accounts on which payments have not been received for six months are charged to the allowance for doubtful accounts. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk.

         The Company also offers certain of its customers revolving credit through private label credit facilities with various commercial banks. Where applicable, provisions for recourse obligations are made to maintain an adequate allowance to cover anticipated losses.
         The Company operates its 1,253 stores throughout 38 states, Washington, D.C., and Puerto Rico and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of credit risk.

Retained Interest in Securitized Receivables

         As part of its accounts receivable securitization program, the Company transfers a portion of installment accounts receivable to a Master Trust ("Trust") in exchange for certificates representing undivided interests in such receivables. The Company retains an undivided interest in the securitized receivables through its ownership of the seller's certificate, which represents both contractually required seller's interest and excess seller's interest in the receivables in the Trust. Retained interests also include an interest-only strip, which arises due to estimated excess cash flow from the Trust that reverts to the Company. The Company continues to service the receivables in the Trust. The prior year balances of retained interests have been reclassified to a separate balance sheet line item.

Inventories

         Merchandise inventories are stated at the lower of cost or market as primarily determined by the average cost method. Inventory costs include certain warehouse and handling costs.

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

Stockholders' Equity

         The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 28, 1998 and 1997, there were 58,808,000 and 54,414,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.
         On February 10, 1998 the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of Common Stock pursuant to a Shareholders' Rights Plan. The action replaced a similar plan expiring in fiscal 1998. The Rights are exercisable only after the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each Right would entitle its holder to purchase one-hundredth of a newly issued share of Cumulative Participating Preferred Stock, Series A, par value $10.00 per share (the "Series A Preferred Stock") at an initial price of $110, subject to adjustment. A total of 750,000 shares of Series A Preferred Stock have been reserved. Each share of Series A Preferred Stock will entitle the holder to 100 votes and has an aggregate dividend rate of 100 times the amount paid to holders of the Common Stock. Upon occurrence of certain events, each holder of a Right (other than those which are void pursuant to the terms of the plan) will become entitled to purchase shares of Common Stock having a value of twice the Right's then current exercise price in lieu of Series A Preferred Stock.

New Accounting Standards

         During the fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the Company to disclose basic and diluted earnings per share. See Note 13 for the calculation of basic and diluted earnings per share. The Company also adopted SFAS No. 129, "Disclosure Information about Capital Structure," which established disclosure requirements for the Company's common stock. The adoption of SFAS No. 128 and SFAS No. 129 did not have a material impact on the Company's financial statements.
         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of total nonowner changes in equity for all periods displayed. The Company plans to adopt this statement for the year ending February 28, 1999, and is evaluating the alternative disclosure formats suggested by the standard.
         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company's fiscal year ended February 28, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Adoption of this statement will not affect the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures.

Revenues and Costs of Sales

         Sales revenue is generally recognized upon determination that merchandise is in stock and establishment of a delivery date, and, if applicable, upon approval of customer credit. Sales are presented net of returns. The effect of sales returns prior to shipment date has been immaterial. Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $231,612,000, $209,491,000, and $182,426,000 during fiscal 1998, 1997 and 1996, respectively. Finance charges are included in revenues on a monthly basis as earned. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Revenue from service policies and extended warranty contracts retained by the Company are deferred and recognized over the life of the contract period. Costs of sales includes occupancy and delivery expenses.

Earnings Per Share

         Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share also includes the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares are additional common shares (dilutive stock options) assumed to be earned.

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

(2)    Expansion
-----------------------------------------------------------------------------

      During fiscal years 1998 and 1997, the Company made the acquisitions described below. All acquisitions, except for the Bedding Experts transaction, have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements. Pro forma results of operations for certain acquisitions have not been presented because the effects were not significant. Other acquisitions completed during fiscal years 1998 and 1997 are not discussed below because they are not considered material to the consolidated financial statements.
      During July 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters") with 169 stores in 10 states and Washington, D.C. The initial purchase price was valued at approximately $42,900,000. The Company issued 2,269,839 shares of its common stock at the time of closing and placed 264,550 shares of common stock in escrow to be paid to the former shareholders of Mattress Discounters if the acquired stores meet certain earnings targets in the twelve months following the closing. As of February 28, 1998, the purchase price allocation was considered preliminary as certain studies related to the fair value of assets acquired and liabilities assumed have not been completed. However, management does not expect the resulting adjustments to be material. The unamortized excess of purchase price over the fair market value of the net assets acquired, as of February 28, 1998 was $56,181,000.
      During January 1998, the Company acquired all of the outstanding capital stock of Bedding Experts, Inc. with 54 stores in Chicago, Illinois and the surrounding area. The Company issued 2,019,182 shares of its common stock in the transaction valued at $25,000,000. The transaction was recorded as a pooling-of-interests, however prior periods have not been restated as the effect is not considered material to the consolidated financial statements.
      During January 1998, the Company acquired certain assets related to 5 stores, 3 of which will remain in operation, of John M. Smyth's Homemakers ("Homemakers") in Chicago, Illinois. The purchase price of these assets was approximately $11,959,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Homemakers as of February 28, 1998 was not significant.
      During February 1998, the Company acquired certain assets related to 24 stores of Reliable, Inc. of Columbia, Maryland. The purchase price of these assets was approximately $18,164,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Reliable, Inc. as of February 28, 1998 was $4,602,000.
      During October 1996, the Company acquired certain assets related to 20 stores of J. McMahan's in Santa Monica, California. The purchase price of these assets was approximately $20,021,000, net of $26,989,000 of assets, which were subsequently sold. The unamortized excess of purchase price over the fair market value of the net assets acquired from J. McMahan's as of February 28, 1998 was $16,346,000.
      During October 1996, the Company purchased certain assets relating to 23 stores of Self Service Furniture Company of Spokane, Washington. The purchase price of these assets was approximately $19,163,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Self Service as of February 28, 1998 was $4,857,000.
      During December 1996, the Company acquired Rhodes, Inc., a publicly traded home furnishings retailer with 105 stores in 15 states. The Company issued approximately 4,588,000 shares of its common stock in the transaction valued at $69,390,000, assumed debt and other accrued liabilities of $192,542,000 and incurred approximately $1,400,000 in costs related to the acquisition. The Company assigned $108,319,000 of acquisition costs to excess of purchase price over the fair market value of the net assets acquired. The unamortized excess of purchase price over the fair market value of the net assets acquired, as of February 28, 1998 was $105,162,000. Adjustments made to the preliminary purchase price allocation were not material.

      The unaudited consolidated results of operations on a pro forma basis as though Rhodes had been acquired as of the beginning of fiscal years 1997 and 1996 are as follows:

                                                               1997        1996
                                                               ----        ----
                                   (Amounts in thousands except per share data)

Total revenues                                           $2,027,753  $1,795,015
Net earnings                                                 33,829      48,674
Net earnings per share:
         Basic                                                 0.64        0.92
         Diluted                                               0.63        0.90


         The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Rhodes acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.
         During February 1997, the Company acquired certain assets relating to 10 stores of The RoomStore, Inc. of Ft. Worth, Texas. The Company issued 720,000 shares of its common stock in the transaction valued at $9,630,000, and assumed debt and other accrued liabilities of $5,984,000. The unamortized excess of purchase price over the fair market value of the net assets acquired as of February 28, 1998 was $7,778,000.
         The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40 years. The unamortized excess of purchase price over the fair value of the net assets acquired for all acquisitions was $350,493,000 and $294,090,000, net of accumulated amortization of $29,050,000 and $20,213,000, at February 28, 1998 and 1997, respectively.


(3)    Store Closing & Other Charges
------------------------------------------------------------------------------

      In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16,683,000 or $.30 per share.
The pre-tax charge is summarized as follows:

                                             Amount Utilized   Remaining
                                                 through     Reserve as of
                                 Pre-Tax       February 28,   February 28,
                                 Charge          1998              1998
                             ---------------------------------------------
  (Amounts in thousands)

Severance                       $ 8,100           $1,452         $ 6,648
Lease & facility exit cost        7,680                -           7,680
Fixed asset impairment            7,250            2,117           5,133
Goodwill impairment               2,500            2,500               -
                              --------------------------------------------
Total                           $25,530           $6,069         $19,461
                              ============================================


      The Company expects to complete the store closings, office downsizing, and private label credit card program reorganization within the next fiscal year. Accordingly, the substantial majority of the reserves are expected to be utilized during fiscal 1999. Amounts related to long-term lease obligations may extend beyond fiscal 1999.

(4)    Accounts Receivable and Retained Interest in Securitized Receivables
-----------------------------------------------------------------------------
      Accounts receivable are shown net of an allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $60,306,000 and $41,120,000 and unearned finance income was $46,980,000 and $44,356,000 at February 28, 1998 and 1997, respectively. Accounts receivable having balances due after one year were $94,676,000 and $139,233,000 at February 28, 1998 and 1997, respectively.
      As noted in Note 1, the Company transfers a portion of its installment accounts receivable to a Master Trust ("Trust") in exchange for certificates representing undivided interests in such receivables. The Trust has two series of certificates outstanding as of February 28, 1998: Series 1997-1 and Series 1998-1. Certificates have been sold to third parties representing undivided interests in $652,000,000 of the securitized receivables as of February 28, 1998, and $592,000,000 of the securitized receivables as of February 28, 1997. The Series 1997-1 Senior class certificates totaling $252,000,000 and $592,000,000 were outstanding as of February 28, 1998 and 1997, respectively, and bear a variable interest rate tied to commercial paper indices. The rates in effect as of February 28, 1998 and 1997 were 6.1% and 5.7%, respectively. Unless extended, the commitment termination date related to the Series 1997-1 certificates is February 24, 1999. The Series 1998-1 $307,000,000 Class A 6.125% and $61,000,000 Class B 6.35% fixed rate certificates were held by third parties as of February 28, 1998. Additionally, as of February 28, 1998, a third party held the $32,000,000 Series 1998-1 Collateral Indebtedness Interest, which bears interest at a variable rate (6.5% as of February 28, 1998). The final distribution date for the Class A certificates is scheduled to occur in December 2002, at which time the Class A certificate holders will begin to receive principal payments. The final distribution date for the Class B certificates is scheduled to occur in February 2003, at which time the Class B certificate holders will begin to receive principal payments provided that Class A certificates have been paid in full. The holder of the Collateral Indebtedness Interest will receive principal payments beginning one month subsequent to the final principal payment to Class B certificate holders.
      The Company retained the remaining undivided interests in the Trust's receivables. The Company will continue to service all accounts in the Trust. No servicing asset resulted because contractual rates are at estimated market rates and are considered adequate compensation for servicing. Retained interests are carried at fair value and are summarized below:

                                          Unrealized Unrealized
(Amounts in thousands)               Cost       Gain    Loss   Fair Value

February 28, 1998:
Contractually required
         seller's interest        $110,193  $  7,242   $  -      $117,435
Excess seller's interest            36,706         -      -        36,706
Interest-only strip                 27,925        92      -        28,017
                                  ---------------------------------------
                                  $174,824  $  7,334   $  -      $182,158
                                  =======================================
February 28, 1997:
Contractually required
         seller's interest        $200,229  $ 15,851   $  -      $216,080
Interest-only strip                 25,337     2,010      -        27,347
                                  ---------------------------------------
                                  $225,566  $ 17,861   $  -      $243,427
                                  =======================================

(5)    Property and Equipment
-----------------------------------------------------------------------------

      Property and equipment consists of the following:

                                              1998            1997
                                          ------------------------
                                            (Amounts in thousands)

Land and buildings                        $135,857        $133,049
Fixtures, equipment and vehicles           150,259         111,916
Leasehold improvements                     254,363         215,683
Construction in progress                    30,998          36,484
                                          ------------------------
                                           571,477         497,132
Less accumulated depreciation              173,326         130,383
                                          ------------------------
                                          $398,151        $366,749
                                          ========================



(6)    Notes Payable and Long-Term Debt
-----------------------------------------------------------------------------

      The Company is currently in the third year of a five-year $400,000,000 revolving credit facility dated July 19, 1995. Comprised of thirteen banks, the facility had $260,000,000 outstanding and $140,000,000 unused as of February 28, 1998. The Company also has additional lines of credit with banks, totaling $60,000,000, all of which were unused at February 28, 1998. The Company's maximum short-term borrowings were $342,100,000 during fiscal 1998 and $321,000,000 during fiscal 1997. The average short-term debt outstanding for fiscal 1998 was $229,213,000 compared to $186,281,000 for fiscal 1997. The approximate weighted average interest rates were 6.1%, 5.8% and 6.3% in fiscal 1998, 1997 and 1996, respectively.
      At February 28, 1998, the Company had $260,000,000 of outstanding short-term borrowings compared to $156,000,000 at February 28, 1997. The average interest rate on this debt was approximately 6.2% at February 28, 1998, and 5.8% and 5.6% at February 28, 1997 and February 29, 1996, respectively. There were no compensating balance requirements.
      Long-term debt consists of the following:

                                                   1998           1997
                                              ------------------------
                                                (Amounts in thousands)
Shelf registration issues:
         7.60% unsecured notes due 2007       $175,000       $      -
         7.88% unsecured notes due 2003        200,000        200,000
         7.40% unsecured notes due 2002        100,000        100,000
Other issues:
         Notes payable to insurance
         companies and banks, maturing
         through 2002, interest ranging
         from 6.25% to 8.99%,unsecured         245,000        343,400

         Notes,  collateralizing  industrial
         development revenue bonds, maturing
         through 2005, interest ranging from
         a floating rate of 60% of prime to
         an 8.50% fixed rate                       906          1,316

         Term loans, maturing through
         2007, interest ranging to 9.80%,
         primarily collateralized by deeds
         of trust                                1,026            505

         Capital lease obligations, maturing
         through 2009, interest ranging
         from 76% of prime to 12.80%            15,704         16,681
                                              -----------------------
                                               737,636        661,902
         Less amounts due within one year       22,365        100,413
                                              -----------------------
                                              $715,271       $561,489
                                              =======================

         Principal payments are due for the four years after February 28, 1999 as follows: 2000, $131,132,000; 2001, $35,641,000; 2002, $200,000; and 2003,
$208,000. The aggregate net carrying value of property and equipment collateralization at February 28, 1998, was $9,794,000. The Company has on file a shelf registration to issue up to $400,000,000 of common stock, warrants and debt securities. The $175,000,000 unsecured 7.60% notes due 2007 were issued under the shelf registration with the remaining $225,000,000 unissued at February 28, 1998. During fiscal 1997, the Company issued $200,000,000 unsecured 7.88% notes due 2003 and $100,000,000 unsecured 7.40% notes due 2002 under a previous shelf registration.
         Notes payable to insurance companies contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $92,687,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1998. Other covenants relate to the maintenance of working capital, pre-tax earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity. As a result of the loss incurred during fiscal 1998, the Company obtained amendments to its bank debt agreements to exclude certain charges from its pre-tax earnings coverage of fixed charges calculation in order to maintain covenant compliance as of February 28, 1998. As a result of these charges, certain provisions of the Company's bond indenture restrict the Company's ability to incur long-term debt until certain covenant restrictions are met.
      Interest  payments of  $65,404,000,  $46,710,000  and  $40,710,000  net of
capitalized interest of $3,762,000, $2,360,000 and $2,141,000 were made during fiscal 1998, 1997 and 1996, respectively.


(7)    Income Taxes
------------------------------------------------------------------------------

      The provision (benefit) for income taxes consists of the following:
                                 1998         1997          1996
(Amounts in thousands)       -----------------------------------
Current:
         Federal             $(21,250)    $ 5,481        $11,034
         State                 (4,911)      3,006          1,988
         Puerto Rico            2,238       2,160           (522)
                             ------------------------------------
                              (23,923)     10,647         12,500
                             ------------------------------------
Deferred:
         Federal               (2,178)      7,758          6,012
         State                  ( 573)      1,618          1,293
         Puerto Rico           (2,570)      1,692          3,216
                             -----------------------------------
                               (5,321)     11,068         10,521
                             -----------------------------------
                             $(29,244)    $21,715        $23,021
                             ===================================

      The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 28, 1998 and February 28, 1997, consist of the following:

                                                   1998            1997
                                                (Amounts in thousands)
Deferred tax assets:
         Allowance for doubtful accounts       $ 20,613        $  8,775
         Store closing and other charges         15,521               -
         Accrued liabilities                     12,400          25,198
         Alternative minimum tax credit
                  carryforward                    7,973           3,014
         Federal tax credits                      6,655               -
         Net operating loss carryforward          1,977           5,622
         Other                                      247             435
         Deferred revenues                            -           1,487
                                               ------------------------
                                                 65,386          44,531
                                               ------------------------

Deferred tax liabilities:
         Excess costs over net assets acquired   46,536          58,172
         Accounts receivable                     20,586           6,813
         Depreciation                            17,520           7,029
         Asset securitizations                   17,436          19,152
         Inventory                                9,264           7,469
         Deferred revenues                        8,962               -
         Costs capitalized on constructed
                  assets                          6,525           5,767
         Other                                    3,580           2,547
                                               ------------------------
                                                130,409         106,949
                                               $ 65,023        $ 62,418
Balance sheet classification:
         Other current assets                  $  5,914        $      -
         Other current liabilities                    -          13,290
         Deferred income tax liability           70,937          49,128
                                               ------------------------
                                               $ 65,023        $ 62,418
                                               ========================


         A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                           1998            1997          1996
                                        ---------------------------------------
Statutory federal income
         tax rate                         35.0%            35.0%         35.0%
State income taxes, net of
         federal income tax benefit        2.5              3.7           3.8
Tax credits                               (4.9)            (5.3)         (3.1)
Other, net                                 2.1              1.7             -
                                        ---------------------------------------
                                          34.7%            35.1%         35.7%
                                        =======================================


      Federal and state  income tax  payments  of  $8,427,000,  $18,447,000  and
$24,738,000 were made during fiscal 1998, 1997, and 1996, respectively. The Company has an alternative minimum tax and other federal tax credit carryforwards of approximately $7,973,000 and $6,655,000, respectively. Additionally, the Company has a federal net operating loss carryforward of approximately $566,000. The federal net operating loss and tax credit carryforwards will expire fiscal year 2013.


(8)    Retirement Plans
------------------------------------------------------------------------------

The Company has a qualified profit sharing and retirement savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 1998, 1997 and 1996 was $3,052,000, $2,507,000 and $2,553,000, respectively.
         In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1998, 1997 and 1996 was $445,000, $283,000 and $254,000, respectively.

         The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental pre-retirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of one to two years and/or 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan has been funded through the purchase of life insurance contracts covering the executives and owned by the Company. For fiscal years 1998, 1997 and 1996, there was no charge to earnings. As of February 28, 1998, the Company continued to operate separate employee benefit plans covering certain groups of employees of Rhodes, which was acquired on December 31, 1996. These plans include a qualified non-contributory defined benefit plan, a non-qualified unfunded defined benefit plan, and a qualified defined contribution savings plan. During fiscal 1998, these three plans were amended in order to cease future benefit accruals and contributions. As of that date, no new participants could be added.
     A comparison of accumulated plan benefits and plan net assets as of February 28, 1998 and 1997 for the qualified defined benefit plan follows:

   Plan Benefits & Assets

                                                              1998        1997
                                                         (Amounts in thousands)
Actuarial present value of accumulated plan benefits:
               Vested                                      $15,280     $13,495
               Non-vested                                        -         387
                                                           -------------------
                                                           $15,280     $13,882
Net assets available for plan benefits                     $15,205     $12,972
                                                           ===================


      The projected benefit obligation of the unfunded plan totaled $1,796,000 and $1,062,000 at February 28, 1998 and 1997, respectively. The assumed rate of return used in determining the actuarial present value of accumulated plan benefits for both defined benefit plans was 7.25% and 7.75%, for the fiscal years ended February 28, 1998 and 1997, respectively. The expense related to the operation of these plans during fiscal 1998 and 1997 was insignificant.


(9)    Stock Options
------------------------------------------------------------------------------

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by SFAS No. 123, "Accounting for Stock-Based Compensation" to provide pro forma information regarding net income and earnings per share.
      The 1983, 1990 and 1994 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at an exercise price of no less than fair market value at the date of grant) and stock appreciation rights. Under these plans, approximately 8,094,000 shares have been authorized to be reserved for issuance. All options granted have ten-year terms. Options granted during fiscal 1998 immediately vested and became exercisable when granted. Previously granted options vest on a graduated basis and become fully exercisable at the end of two years of continued employment.
      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 6.5%, 6.1% and 5.2%; a dividend yield of 1.6%; volatility factors of the expected market price of the Company's common stock of 46%, 41% and 41%; and a weighted-average expected option life of 3.61, 3.48 and 3.50 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1998           1997            1996
                                    (Amounts in thousands except per share data)

Pro forma net income (loss)            $(55,837)       $37,072         $36,524
Pro forma earnings (loss) per share:
                  Basic                    (.99)           .75             .75
                  Diluted                  (.99)           .74             .74


      A summary of the Company's stock option activity and related information for the years ended February 28, (29), 1998, 1997 and 1996 follows:

                                                                      Weighted
                                                                       Average
                                                      Options   Exercise Price
                                                    ---------   --------------
Outstanding at March 1, 1995                        4,075,729           $18.46
Granted                                             1,045,200            17.25
Exercised                                             (23,525)           12.17
Forfeited                                            (665,500)           32.50
                                                    ---------           ------
Outstanding at February 29, 1996                    4,431,904            18.49
Granted                                               816,480            14.55
Exercised                                             (51,500)           13.25
                                                    ---------           ------
Outstanding at February 28, 1997                    5,196,884            15.55
Granted                                                28,008            15.53
Exercised                                            (116,435)            7.81
Forfeited                                            (100,000)           15.63
                                                    ---------           ------
Outstanding at February 28, 1998                    5,008,457           $15.98
                                                    =========           ======



Range of                       $5.52     $10.01        $17.01      $27.01
Exercise                        to         to            to          to
Prices                        $10.00     $17.00        $27.00      $35.06
                              ------     ------        ------      ------
Options outstanding
at February 28, 1998       1,527,259    733,758     2,735,440      12,000

Weighted average
remaining contract life,
outstanding options             3.21       8.95          5.96        5.95

Weighted average
exercise price,
outstanding options            $8.66     $14.46        $20.39      $35.06

Options exercisable
at February 28, 1998       1,527,259    659,596     2,632,240      12,000

Weighted average
exercise price,
exercisable options            $8.66     $14.32        $20.51      $35.06


         Options exercisable at year end and the respective weighted average exercise prices were 4,831,095 at $15.96, 4,762,846 at $15.50 and 4,017,290 at
$18.06 for fiscal 1998, 1997 and 1996, respectively.
      The weighted average fair values of options granted were $5.82, $4.88, and $5.42 for fiscal 1998, 1997, and 1996, respectively.



(10)   Commitments and Contingencies
-----------------------------------------------------------------------------

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

                                                            1998           1997
                                                         (Amounts in thousands)

Land and buildings .............................         $12,098       $12,098
Fixtures and equipment .........................           1,955           675
                                                         -------       -------
                                                          14,053        12,773
Less accumulated depreciation
         and amortization ......................           5,219         3,724
                                                         -------       -------
                                                         $ 8,834       $ 9,049
                                                         =======       =======


         Capitalized lease amortization is included in depreciation expense. Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 28, 1998, are as follows:


Fiscal Years                           Capital Leases    Operating Leases
                                                        (Amounts in thousands)

1999                                  $  3,308                $136,294
2000                                     3,772                 133,179
2001                                     3,349                 116,732
2002                                     2,957                 100,782
2003                                     2,403                  91,684
After 2003                               5,085                 337,684
                                      --------------------------------
Total minimum lease payments          $ 20,874                $916,355
                                                              ========
Less:
         Executory costs                    88
         Imputed interest                5,082
Present value of minimum              --------
         lease payments               $ 15,704
                                      ========

         Total rental expense under operating leases for fiscal 1998, 1997 and 1996 was $138,128,000, $83,888,000 and $67,509,000, respectively. Contingent rentals and sublease rentals are negligible.
         Payments to affiliated entities under capital and operating leases were $327,000 for fiscal 1998, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1997 and 1996 were $314,000 and $625,000, respectively.

Litigation
      The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material effect on the financial statements.

(11)   Derivative Financial Instruments
------------------------------------------------------------------------------

      The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to manage the risk of unfavorable movements in interest rates. These convert floating rate notes payable to banks and floating rates on asset securitization agreements to fixed rates. The notional amounts of these swap agreements at February 28, were as follows:

                                         1998             1997
                                        (Amounts in thousands)
On notes payable and other           $168,300         $211,700
On securitized receivables            185,000          235,000


         Interest rates that the Company paid per the swap agreements related primarily to notes payable were fixed at an average rate of 7.0% and 6.7% at February 28, 1998 and 1997, respectively. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.7% at February 28, 1998 and 1997. The terms for these agreements range from 1 to 2 years.
         Interest rates that the Company paid on swap agreements related to securitized receivables were fixed at an average rate of 6.8% and 6.5% at February 28, 1998 and 1997, respectively. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.7% and 5.5% at February 28, 1998 and 1997, respectively. The terms for these agreements range from 1 to 3 years. Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased.
         The Company believes its risk of credit-related losses resulting from nonperformance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher.
         The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Losses on disposals, which there have been none to date, would be recognized immediately.
         All swaps are held for purposes other than trading.



(12)   Fair Value of Financial Instruments
------------------------------------------------------------------------------

      The estimated fair values of financial instruments have been determined by using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      The estimated fair values of the Company's financial instruments at February 28, 1998 and 1997 are as follows:

                                          1998                 1997
                                          ----                 ----
                                  Carrying      Fair   Carrying     Fair
(Amounts in thousands)              Amount     Value     Amount    Value
Assets:
         Cash                     $ 48,779  $ 48,779   $ 14,959 $ 14,959
         Accounts receivable, net  392,765   392,765    380,879  380,879
         Retained interest in
         securitized receivables   182,158   182,158    243,427  243,427

Liabilities:
         Accounts payable          203,048   203,048    160,857  160,857
         Notes payable             260,000   260,000    156,000  156,000
         Long-term debt            721,932   725,997    645,221  661,940

Off-balance-sheet financial
     instruments:
         Interest rate swap
       agreements:
                  Assets                 -       86           -      632
                  Liabilities            -    6,570           -    6,247


      The following methods and assumptions were used to estimate the fair value for each class of financial instruments shown above:

Cash and Accounts Receivable

         The carrying amount approximates fair value because of the short-term maturity of these assets.

Retained Interest in Securitized Receivables

         The carrying amount approximates fair value, based upon customer payment experience and discounted at the market rate.

Accounts Payable and Notes Payable

         The carrying amount approximates fair value because of the short-term maturity of these liabilities.

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


(13)   Earnings (Loss) Per Share
------------------------------------------------------------------------------

      The Company was required to adopt in the fourth quarter of fiscal 1998 SFAS No. 128, "Earnings Per Share", which superceded APB Opinion No. 15. Earnings (loss) per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic and diluted earnings (loss) per share, instead of primary and fully diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contingencies to issue common stock were exercised.
      The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings (loss) per share computations:


                                                    1998        1997        1996
                                                 -------------------------------
(Amounts in thousands)

Numerator:
         Net earnings (loss)                    $(55,143)    $40,185     $41,504
Denominator:
         Denominator for basic
         earnings (loss) per
         share - average common
         shares outstanding                       56,312      49,360      48,560

         Effect of potentially
         dilutive stock options                        -         786       1,044

         Denominator for diluted
         earnings loss) per share                 56,312      50,146      49,604

Basic EPS                                      $  (0.98)     $  0.81     $  0.85
Diluted EPS                                       (0.98)        0.80        0.84


      The computation for fiscal 1998 does not assume the conversion of outstanding options to purchase 5,008,000 shares of common stock at prices ranging from $5.52 to $35.06, with expiration dates between January 1999 and June 2007 or 265,000 contingently issuable shares, since the result would be antidilutive to the loss from operations. Options to purchase 1,723,000 shares of common stock at prices ranging from $20.29 to $35.06, with expiration dates between February 2003 and August 2004, were outstanding during fiscal 1997, however, were excluded from the diluted EPS calculation because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 545,000 shares of common stock at prices ranging from $26.13 to $35.06, with expiration dates between February 2004 and August 2004, were outstanding during fiscal 1996, however, were excluded from the diluted EPS calculation because the options' exercise prices were greater than the average market price of the common shares.

(14)   Quarterly Financial Data (Unaudited)
------------------------------------------------------------------------------

      The following is a summary of quarterly financial data for fiscal 1998 and 1997:

Three months ended                May 31    August 31   November 30  February 28
--------------------------------------------------------------------------------
                                  (Amounts in thousands except per share data)

1998
Revenues                        $566,325     $590,212     $678,468     $634,732
Gross profit(1)                  169,058      171,201      202,796      165,609
Earnings (loss) before taxes      22,000       14,402      (75,467)     (45,322)
Net earnings (loss)               13,761        9,279      (49,122)     (29,061)

Earnings (loss) per share of common stock(2):
         Basic                      0.25         0.17        (0.87)       (0.50)
         Diluted                    0.25         0.16        (0.87)       (0.50)

Cash dividends per share of
     common stock                   0.07         0.07         0.07         0.07

1997
Revenues                        $357,914     $343,523     $413,474     $478,207
Gross profit(1)                  106,977       95,784      123,614      139,692
Earnings before taxes             19,208       12,085       14,701       15,907
Net earnings                      12,371        7,747        9,492       10,576

Earnings per share of common stock(2):
         Basic                      0.25         0.16         0.20         0.20
         Diluted                    0.25         0.16         0.19         0.20

Cash dividends per share of
common stock                        0.07         0.07         0.07         0.07


(1) Gross profit is sales less costs of sales.

(2) Total of quarterly earnings (loss) per common share may not equal the annual amount because net income (loss) per common share is calculated independently for each quarter. The earnings (loss) per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings (loss) per share and the impact of SFAS No. 128, see Note 13.


(15)   MacSaver Financial Services
------------------------------------------------------------------------------

      MacSaver Financial Services ("MacSaver"), is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of the Company, and in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries, and issues and carries substantially all of the Company's notes payable and long-term debt. MacSaver also transfers a portion of its installment accounts receivable, through a wholly-owned subsidiary, to a Master Trust which issues certificates representing undivided interests in such certificates (See Notes 1 and 4). Substantially all of the net revenues generated by MacSaver are pursuant to operating agreements with the Company and certain of its wholly-owned subsidiaries. In June 1997, the Company and MacSaver filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400,000,000 aggregate principal amount of securities. MacSaver has issued $175,000,000 in aggregate principal amount of its notes at 7.60% due 2007. In fiscal 1997, MacSaver issued $300,000,000 in aggregate principal amount of its notes under a previous Registration Statement filed jointly by the Company and MacSaver; $200,000,000 at 7.88% due 2003 and $100,000,000 at 7.40% due 2002.
These notes are unconditionally guaranteed as to payment of principal and interest by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to holders of the debt securities. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

MacSaver Financial Services Summarized Statements of Operations

                            Twelve months ended February 28, (29),
                                        1998      1997       1996
                                        (Amounts in thousands)

Net revenues                        $267,386  $158,306   $116,243
Operating expenses                   292,493   102,706     71,649
                                    -----------------------------
Earnings (loss) before
         taxes                       (25,107)   55,600     44,594
                                    -----------------------------
Net earnings (loss)                 $(16,320) $ 36,140   $ 28,986
                                    =============================


MacSaver Financial Services Summarized Balance Sheets

                                                February 28,
                                              1998        1997
(Amounts in thousands)

Current assets                          $   29,545    $  9,054
Accounts receivable, net                   295,405     238,694
Retained interest in securitized
         receivables at fair value         182,158     243,427
Due from affiliates                        645,291     504,763
                                        ----------------------
         Total assets                   $1,152,399    $995,938
                                        ======================

Current liabilities                     $   48,951    $128,921
Notes payable                              260,000     156,000
Long-term debt                             700,000     545,000
Stockholder's equity                       143,448     166,017
                                        ----------------------
         Total liabilities and
         stockholder's equity           $1,152,399    $995,938
                                        ======================

Independent Auditors' Report

To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Richmond, Virginia
March 25, 1998

ITEM 9. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE


  None.

                             PART III

    In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for June 17, 1998, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS on FORM 8-K

      (a)  1.   Financial Statements

         The  following   consolidated  financial  statements  of  Heilig-Meyers
         Company and Subsidiaries included in the registrant's 1998 Annual Report to Shareholders are included in item 8 herein:

             Independent Auditors' Report

             Consolidated Balance Sheets -
               February 28, 1998 and 1997

             Consolidated Statements of Operations -
               Year Ended February 28, 1998,
               Year Ended February 28, 1997, and
               Year Ended February 29, 1996

             Consolidated Statements of Stockholders' Equity -
               Year Ended February 28, 1998,
               Year Ended February 28, 1997, and
               Year Ended February 29, 1996


             Consolidated Statements of Cash Flows -
               Year Ended February 28, 1998,
               Year Ended February 28, 1997, and
               Year Ended February 29, 1996

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

      (a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

             See INDEX TO EXHIBITS

      (b) 1.  Reports  on Form 8-K  Filed  During  Last  Quarter  of Year  Ended
                  February 28, 1998.


                    There were two Current Reports on Form 8-K filed during the last quarter of the fiscal year ended February 28, 1998. On December 24, 1997, Registrant filed a Form 8-K in which it reported the results for the third quarter of fiscal 1998 and announced an aggressive plan to improve core store profitability. On February 11, 1998, Registrant filed an 8-K in which it reported that a Shareholders Rights Plan had been adopted to replace a similar plan adopted in 1988 which expired on January 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEILIG-MEYERS COMPANY


       Date:  May 27, 1998                by  /s/William C. DeRusha
                                          -------------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  May 27, 1998                /s/William C. DeRusha
                                          ---------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          Principal Executive Officer
                                          Director


       Date:  May 27, 1998                /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Senior Vice President
                                          Principal Financial Officer


       Date:  May 27, 1998                /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer


       Date:  May 27, 1998                /s/Alexander Alexander
                                          ----------------------
                                          Alexander Alexander, Director


       Date:  May 27, 1998                /s/Robert L. Burrus, Jr.
                                          ------------------------
                                          Robert L. Burrus, Jr., Director


       Date:  May 27, 1998                /s/Beverley E. Dalton
                                          ---------------------
                                          Beverley E. Dalton, Director


       Date:  May 27, 1998
                                          -------------------
                                          Charles A. Davis, Director


       Date:  May 27, 1998
                                          ---------------------------
                                          Benjamin F. Edwards, III, Director


       Date:  May 27, 1998                /s/Alan G. Fleischer
                                          --------------------
                                          Alan G. Fleischer, Director

       Date:  May 27, 1998
                                         ---------------------
                                         Nathaniel Krumbein, Director


       Date:  May 27, 1998
                                         ---------------
                                         Hyman Meyers, Director


       Date:  May 27, 1998               /s/S. Sidney Meyers
                                         -------------------
                                         S. Sidney Meyers, Director


       Date:  May 27, 1998               /s/Troy A. Peery, Jr.
                                         ---------------------
                                         Troy A. Peery, Jr., Director


       Date:  May 27, 1998               /s/Lawrence N. Smith
                                         --------------------
                                         Lawrence N. Smith, Director


       Date:  May 27, 1998               /s/Eugene P. Trani
                                         ------------------
                                         Eugene P. Trani, Director


       Date:  May 27, 1998               /s/L. Douglas Wilder
                                         --------------------
                                         L. Douglas Wilder, Director


                     HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)


Column A       Column B           Column C                    Column D            Column  E
--------       ---------  -------------------    ------------------------------   ---------

                                                Write-off
               Balance at   Charged   Charged      and     Purchased    Sold      Balance
               Beginning   To Costs   To Other Repossession Accounts   Accounts   at Close
Description    of Period  & Expenses  Accounts    Losses   Receivable Receivable  of Period

Allowance for
 Doubtful Accounts:

Year Ended
 February 28,
 1998          $41,120     $181,136   $ 1,817(A) $106,029  $21,156(C)  $38,148    $60,306
                                      $ 1,566(B)
Year Ended
 February 28,
 1997          $54,714     $ 80,908   $ 1,330(A) $ 70,438  $ 6,912(C)  $33,940    $41,120
                                      $15,458(B)
Year Ended
 February 29,
 1996          $46,678     $ 65,379   $ 1,134(A) $ 57,231  $ 8,917(C)  $    --    $54,714
                                      $ 7,671(B)



(A)  Represents  recoveries  on accounts  previously  written off.
(B)  Allowance applicable  to  purchased  accounts  receivable.
(C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                           1998         1997          1996
                                         --------     --------      ------

Write-offs of Uncollectible Accounts     $21,156      $ 6,912       $ 8,917


Index to Exhibits


3.       Articles of Incorporation and Bylaws.

         a.       Registrant's Restated Articles of Incorporation, as amended.

         b.       Registrant's  Amended and Restated Bylaws, filed as Exhibit
                  3a to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, are incorporated herein by this reference.

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

         b. The following Agreements filed as Exhibits 10(b) through 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

                  (1) Lease dated as of January 1, 1980 between Hyman Myers , Agent, and the Registrant.

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

         e. The following Agreements filed as Exhibits 19(a) through 19(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984 (No. 1-8484) are incorporated herein by this reference:

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

         f. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         g. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         h. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484)is incorporated herein by this reference.*

         i. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987(No.1-8484) is incorporated herein by this reference.*

         j. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus,
                  Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990(No.1-8484) is incorporated herein by this reference.*

         k. Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

         l. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         m.       Deferred  Compensation  Agreement  between George A. Thornton,
                  III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No.
                  1-8484) is incorporated herein by this reference.*

         n. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         o. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of March 1, 1994 filed as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         p. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 (No. 1-8484) for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

         q. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         r.       Registrant's  1990 Stock  Option  Plan,  as amended,  filed as
                  Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

         s. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 (No. 1-8484) for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

         t. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         u. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha and Troy A. Peery, Jr. dated January 1, 1996 filed as Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         v. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr., Joseph R. Jenkins and James R. Riddle dated January 1, 1996 filed as
                  Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         w. Form of Executive Supplemental Retirement Agreement between the Registrant and William J. Dieter dated January 1, 1996 filed as Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         x. Employment Agreement made as of November 1, 1996 between William C. DeRusha and the Registrant filed as Exhibit 10(bb) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         y.       Employment Agreement made as of November 1, 1996 between Troy
                  A. Peery, Jr. and the Registrant filed as Exhibit 10(cc) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         z.       The following  Agreements filed as Exhibits 10 (ii) through 10
                  (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

                  (1) Employment Agreement dated April 10, 1991 between Joseph R. Jenkins and the Registrant.*

                  (2) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

                  (3) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

         aa. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

         bb.      Amendment, dated as of August 18, 1993, to the Heilig-
                  Meyers Company Severance Plan filed as exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         cc. 1988 Deferred Compensation Agreement for Outside Directors between George A. Thornton, III and the Registrant filed as exhibit 10(ii) to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         dd. Amendment, dated as of April 18, 1994, to the 1986 Heilig-Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(jj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         ee. Amendment, dated as of April 18, 1994, to the 1990 Heilig Meyers Company Deferred Compensation Agreement for Outside Director between George A. Thornton, III and the Registrant filed as exhibit 10(kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         ff. Letter Agreement, dated August 26, 1993, amending employment agreement between Joseph R. Jenkins and the Registrant filed as exhibit 10(ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         gg. Letter Agreement, dated August 26, 1993, amending employment agreement between James R. Riddle and the Registrant filed as exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         hh. Letter Agreement, dated August 26, 1993, amending employment agreement between James F. Cerza and the Registrant filed as exhibit 10(nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

         ii. $400,000,000 Credit Agreement dated July 18, 1995 (the "Credit Facility") among MacSaver Financial Services, Inc., as Borrower; the Registrant, as Guarantor; and Wachovia Bank of Georgia, N.A., as Administrative Agent, as amended by the First Amendment and Restatement of Credit Agreement dated May 14, 1996 filed as exhibit 10 (pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (No. 1-8484) is incorporated herein by this reference.

     jj. Policy issued by Life Insurance Company of North America, dated March 1, 1989 covering the Rhodes, Inc. Employee Disability Plan, filed with the Commission as Exhibit 10.38 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1991 (No. 0-08966) is incorporated herein by this reference.*

     kk. Form of Compensation (change in control) Agreement between Irwin L. Lowenstein and Rhodes, Inc., filed with the Commission as Exhibit 10.7 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1995 (No. 1-09308) is incorporated herein by this reference.*

     ll. Amended and Restated Merchant Agreement by and between Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997 filed as Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference.

     mm. Compensation Agreement entered into between Rhodes, Inc. and Joel T. Lanham, filed with the Commission as Exhibit 10.10 to Rhodes, Inc.'s. Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

     nn. Compensation Agreement entered into between Rhodes, Inc. and Joel H. Dugan, filed with the Commission as Exhibit 10.11 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

     oo. First Amendment and Restatement of Credit Agreement dated as of May 14, 1996.

     pp. Second Amendment and Restatement of Credit Agreement dated as of January 8, 1997.

     qq. Third Amendment and Restatement of Credit Agreement dated as of May 23, 1997.

     rr. Amendment No. 4 to the Credit Agreement, dated as of November 30, 1997 filed as Exhibit 10a to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, is incorporated herein by this reference.

     ss.          Amendment No. 5 to the Credit Agreement dated as of April 22,
                  1998.

     tt. Amended and Restated Guaranty by the Registrant, dated as of May 9, 1997, of certain obligations under the Amended and Restated Merchant Agreement by and among Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997, filed as Exhibit 10a to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, is incorporated herein by this reference.

     uu. Rhodes Inc. Supplemental Employees Pension Plan, effective as of March 1, 1995.

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