Form 10-Q
period 1998-05-31
HEILIG MEYERS CO
filed 1998-07-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended              May 31, 1998              or
                               --------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
---


For the transition period from                to                    .
                              ----------------  --------------------
Commission file number                       #1-8484                .
                      ----------------------------------------------
                     Heilig-Meyers Company                          .
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

  Virginia                                               54-0558861
--------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

12560 West Creek Parkway, Richmond, Virginia                23238    .
---------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1998.

        59,076,863 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Earnings for
            Three Months Ended May 31, 1998
            and May 31, 1997 (Unaudited)                               3

            Consolidated Balance Sheets as of May 31, 1998
            (Unaudited), and February 28, 1998 (Audited)               4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1998 and
            May 31, 1997 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         15

Item 6.     Exhibits and Reports on Form 8-K                          16

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                                   Three Months Ended
                                                          May 31   ,
                                                 -----------------------
                                                   1998           1997
                                                   ----           ----
Revenues:
      Sales                                      $593,795       $489,040
      Other income                                 75,144         77,285
                                                 --------       --------
        Total revenues                            668,939        566,325
                                                 --------       --------

Costs and Expenses:
      Costs of sales                              393,432        319,982
      Selling, general and
        administrative                            217,296        185,987
      Interest                                     19,140         15,428
      Provision for doubtful
        accounts                                   23,199         22,928
                                                 --------       --------
        Total costs and expenses                  653,067        544,325
                                                 --------       --------

Earnings before provision for
      income taxes                                 15,872         22,000

Provision for income taxes                          5,678          8,239
                                                 --------       --------

Net earnings                                     $ 10,194       $ 13,761
                                                 ========       ========


Net earnings per share of common stock:
      Basic                                         $0.17          $0.25
                                                 ========       ========
      Diluted                                        0.17           0.25
                                                 ========       ========

Cash dividends per share of
      common stock                                  $0.07          $0.07
                                                 ========       ========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value data)


                                               May 31,      February 28,
                                                1998            1998
                                                ----            ----
                                              (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash                                       $   28,056       $   48,779
  Accounts receivable, net                      389,055          392,765
  Retained interest in securitized
     receivables at fair value                  193,078          182,158
  Inventories                                   543,763          542,868
  Other current assets                          132,951          126,978
                                             ----------       ----------
     Total current assets                     1,286,903        1,293,548

Property and equipment, net                     388,710          398,151
Other assets                                     64,733           55,321
Excess costs over net assets acquired, net      349,775          350,493
                                             ----------       ----------
                                             $2,090,121       $2,097,513
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  233,885       $  260,000
  Long-term debt due within
     one year                                   152,240           22,365
  Accounts payable                              217,298          203,048
  Accrued expenses                              214,345          216,738
                                             ----------       ----------
     Total current liabilities                  817,768          702,151
                                             ----------       ----------

Long-term debt                                  584,709          715,271
Deferred income taxes                            72,406           70,937

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          58,812 and 58,808, respectively)      117,625          117,616
      Capital in excess of par value            230,596          230,580
      Unrealized gain on investments              4,548            4,548
      Retained earnings                         262,469          256,410
                                             ----------       ----------
         Total stockholders' equity             615,238          609,154
                                             ----------       ----------
                                             $2,090,121       $2,097,513
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                   Three Months Ended
                                                          May 31,
                                                -----------------------
                                                   1998           1997
                                                   ----           ----
Cash flows from operating activities:
   Net earnings                                 $ 10,194       $ 13,761
    Adjustments to reconcile net
     earnings to net cash provided by
     operating activities:
       Depreciation and amortization              14,587         12,572
       Provision for doubtful accounts            23,199         22,928
          Store closing charge payments           (3,411)           -
       Other, net                                    (50)           116
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (20,631)       (51,300)
             Retained interest in securitized
               receivables at cost               (10,920)           -
             Other receivables                    (6,113)         7,009
             Inventories                          (3,377)        (8,372)
             Prepaid expenses                       (337)           917
             Accounts payable                     14,250          2,591
             Accrued expenses                     11,451         13,587
                                                ---------      --------

               Net cash provided by
               operating activities               28,842         13,809
                                                ---------      --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                -           (2,961)
   Additions to property and equipment           (15,830)       (38,864)
   Disposals of property and equipment             7,562          2,174
   Miscellaneous investments                     (10,385)        (5,879)
                                                ---------        -------

               Net cash used by investing
               activities                        (18,653)       (45,530)
                                                ---------       --------

Cash flows from financing activities:
   Net (decrease) increase in notes payable      (26,115)        51,700
   Payments of long-term debt                       (687)        (9,095)
   Issuance of common stock                           25             24
   Dividends paid                                 (4,135)        (4,019)
                                                ---------      ---------

               Net cash (used) provided
               by financing activities           (30,912)        38,610
                                                ---------      --------

Net (decrease) increase in cash                  (20,723)         6,889
Cash at beginning of period                       48,779         14,959
                                                ---------      --------
Cash at end of period                           $ 28,056       $ 21,848
                                                =========      ========


See notes to consolidated financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying consolidated financial statements of Heilig- Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1998. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results for the first quarter of fiscal year 1999 are not necessarily indicative of future financial results.

B. On April 1, 1998, the Board of Directors declared a cash dividend of $0.07 per share which was paid on May 16, 1998, to stockholders of record on April 22, 1998.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $73,121,000 and $60,306,000 and unearned finance income was $45,169,000 and $46,980,000 at May 31, 1998, and February 28, 1998, respectively.

D. The Company made income tax payments of $371,000 and $4,585,000 during the three months ended May 31, 1998, and May 31, 1997, respectively.

E. The Company made interest payments of $12,677,000 and $9,342,000 during the three months ended May 31, 1998, and May 31, 1997, respectively.

F. On July 1, 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters"). The Company issued 2,269,839 shares of common stock and placed 264,550 shares of common stock in escrow. The shares placed in escrow have been released to the former shareholders of Mattress Discounters as the acquired stores met certain earnings targets in the twelve months following the acquisition.

G. Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the total nonowner changes in equity for all periods displayed. For the quarters ended May 31, 1998 and 1997, there were no such changes.

     In February 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 132,"Employers Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The new statement will change disclosure requirements related to pension and other postretirement benefit obligations. The new statement will be implemented in fiscal 1999 and will not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement will be limited to the form and content of disclosures.

     In March 1998 the AICPA issued Statement of Position("SOP")98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In April 1998 the AICPA issued SOP 98-5,"Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

H. MacSaver Financial Services, Inc. ("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with this debt is guaranteed by the Parent Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

                         MacSaver Financial Services, Inc.
                      Summarized Statements of Earnings
                           (Amounts in thousands)

                                               (Unaudited)
                                           Three Months Ended
                                                 May 31,
                                          ------------------
                                              1998      1997
                                              ----      ----
Net revenues                              $ 70,895  $ 59,243
Operating expenses                          55,564    54,050
                                          --------  --------
   Earnings before taxes                    15,331     5,193
                                          --------  --------
Net earnings                                 9,966     3,375
                                          ========  ========

                     MacSaver Financial Services, Inc.
                          Summarized Balance Sheets
                           (Amounts in thousands)

                                               May 31,     February 28,
                                                 1998             1998
                                           ----------       ----------
                                           (Unaudited)        (Audited)

Current assets                             $   24,527       $   29,545
Accounts receivable, net                      326,649          295,405
Retained interest in securitized
  receivables at fair value                   193,078          182,158
Due from affiliates                           600,113          645,291
                                           ----------       ----------
  Total Assets                             $1,144,367       $1,152,399
                                           ==========       ==========

Current liabilities                           187,068           48,951
Notes payable                                 233,885          260,000
Long-term debt                                570,000          700,000
Stockholder's equity                          153,414          143,448
                                           ----------       ----------
  Total Liabilities and Equity             $1,144,367       $1,152,399
                                           ==========       ==========

I. The following table sets forth the computations of basic and diluted earnings per share:


                                             Three Months Ended
                                                   May 31,
                                               --------------
                                               1998      1997
                                               ----      ----
      (Amounts in thousands except per share data)

      Numerator:
             Net earnings                    $10,194    $13,761
      Denominator:
             Denominator for basic
          earnings per share -
          average common shares
          outstanding                         58,812     54,414

          Effect of potentially
          dilutive stock options                 594        833

             Effect of contingently issuable
             shares considered earned            264          -
                                              ------     ------

             Denominator for diluted
          earnings per share                  59,670     55,247

      Basic EPS                              $  0.17    $  0.25
      Diluted EPS                               0.17       0.25


         Options to purchase 2,990,000 and 2,457,000 shares of common stock at prices ranging from $14.63 and $17.25 to $35.06 per share were outstanding at May 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.


J. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16,683,000 or $.30 per share. Amounts charged to the provision during the first quarter of fiscal 1999 are as follows:

                                                        Amount
                                                       Utilized    Remaining
                                         Reserve as     through    Reserve as
                                         of March 1,    May 31,    of May 31,
         (Amounts in thousands)             1998         1998         1998
                                            ----         ----         ----
         Severance                        $ 6,648       $1,954      $ 4,694
         Lease & facility exit cost         7,680        1,459        6,221
         Fixed asset impairment             5,133        4,577          556
                                          ---------------------------------
         Total                            $19,461       $7,990      $11,471
                                          =================================

         The Company expects to complete the store closings, office downsizing, and private label credit card program reorganization within the current fiscal year. Accordingly, the substantial majority of the reserves are expected to be utilized during fiscal 1999. Amounts related to long-term lease obligations may extend beyond fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the audited consolidated financial statements of Heilig-Meyers Company (the "Company") and notes thereto for the fiscal year ended February 28, 1998.


RESULTS OF OPERATIONS

Profit Improvement Plan

         In December 1997, the Company announced a Profit Improvement Plan (the "Profit Improvement Plan") that has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives.

         In connection with this Profit Improvement Plan, the Company has substantially completed its store closing plan, downsized administrative and support facilities, begun the process of reorganizing the Heilig-Meyers private label credit card program, and implemented programs to improve the overall performance of the Heilig-Meyers stores. The Company expects to complete the closing of stores targeted by the Profit Improvement Plan during the second quarter of fiscal 1999 and to complete the reorganization of the private label credit card program prior to the end of the third quarter.

Revenues and Earnings

         Total revenues for the quarter rose 18.1% to $668.9 million from $566.3 million in the prior year. Rhodes, The RoomStore and Mattress Discounters contributed approximately 38.0% or $254.0 million of the total revenues. Total revenues at the Heilig-Meyers format for the quarter increased 0.6% from the prior year. Net earnings decreased 25.9% to $10.2 million (or $0.17 per share) from $13.8 million (or $0.25 per share) in the prior year.

         Sales for the first quarter of fiscal 1999 increased 21.4% to $593.8 million from $489.0 million in the first quarter of the prior year. Sales for stores operating under the Heilig-Meyers format increased 0.2% over the prior year quarter. Rhodes, The RoomStore and Mattress Discounters units contributed approximately 41.2% or $245.0 million of sales. The overall increase in sales was primarily attributable to an increase in operating units from May 31, 1997 to May 31, 1998, and a comparable store sales increase of 2.3% for the three months ended May 31, 1998. Price changes had an immaterial impact on the overall sales increase for the quarter.



         Sales for the Company's four primary retail formats were as follows:

                                        Three Months Ended
                                        ------------------
                             May 31, 1998                May 31, 1997
                             ------------                ------------
                                   (Sales amounts in millions)

                         # of            % of       # of              % of
                       Stores    Sales  Total     Stores    Sales    Total
                       ------    -----  -----     ------    -----    -----
Heilig-Meyers             845   $348.8   58.8        847   $348.2     71.2
Rhodes                    102    112.4   18.9         99    111.5     22.8
The RoomStore              69     73.5   12.4         43     29.3      6.0
Mattress
 Discounters              225     59.1    9.9          -        -        -
                        -----   ------  -----      -----   ------    -----
     Total              1,241   $593.8  100.0        989   $489.0    100.0
                        =====   ======  =====      =====   ======    =====


         As a percentage of sales, other income decreased during the first quarter to 12.7% from 15.8% in the prior year quarter. This decrease is primarily the result of the concentration of total sales growth, compared to the prior year quarter, in The RoomStore and Mattress Discounters formats. These formats utilize credit programs maintained by a third party and, unlike the Heilig-Meyers in-house program, generally do not produce finance income for the Company. Within the Heilig-Meyers format, the increase in other income was limited to .5% of sales due to flat sales and a higher level of securitized receivables for the quarter ended May 31, 1998, compared to prior year period.

         The Company plans to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its Heilig-Meyers stores. Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels. Net servicing income related to securitized receivables that have been sold to third parties is included in other income. The Company offers third-party private label credit card programs to customers of the Rhodes, The RoomStore and Mattress Discounters formats.

Costs and Expenses

         Costs of sales increased during the quarter to 66.3% of sales from 65.4% in the prior year quarter. This increase was primarily the result of lower raw selling margins by the Rhodes format. Raw selling margins in the Rhodes stores were negatively impacted from increased sales of goods dropped from its merchandise line-up. The Company is in the process of re-positioning the Rhodes format and merchandise lines to appeal to a higher-end customer. Accordingly, during the first quarter the Company liquidated certain goods, which will no longer be sold in the Rhodes stores.

      Selling, general and administrative expense decreased as a percentage of sales to 36.6% from 38.0% in the prior year quarter. The decrease between quarters was the result of sales leverage gained from total sales growth in The RoomStore and Mattress Discounters formats, and a decrease in the salaries and related expenses as a percentage of sales at the stores and in the administrative functions of the Heilig-Meyers format. The Rhodes, The RoomStore and Mattress Discounters units generally have lower levels of administrative costs as a percentage of sales than the Heilig-Meyers units as these stores' revolving credit extension and collections are maintained by third-party credit providers. Lower salary and related expenses are the result of initiatives put in place in conjunction with the Profit Improvement Plan.

      Interest expense was 3.2% of sales in the first quarters of both fiscal years 1999 and 1998. For the quarter, weighted average long-term debt increased to $722.2 million from $641.5 million in the prior year first quarter. Weighted average long-term interest rates decreased to 7.6% from 7.8% in the prior year. Weighted average short-term debt increased to $228.1 million from $175.0 million in the prior year. Weighted average short-term interest rates increased to 6.2% from 6.0% in the prior year. Interest expense remained flat as a percentage of sales to the prior year period due to sales leverage gained from the Mattress Discounters units, which were purchased with common stock in July 1997. The RoomStore, Rhodes and Mattress Discounters units do not offer installment credit and, therefore, do not require the use of debt to finance such receivables. The increase in long-term debt levels between years is a result of a $175 million long-term debt issuance in July 1997.

      The provision for doubtful accounts decreased for the first quarter, as a percentage of sales, to 3.9% from 4.7% in the prior year quarter. The decrease was the result of the total sales volume growth by The RoomStore and Mattress Discounters formats, as these units generally do not offer in-house credit. The provision was 6.4% of sales for the first quarters of fiscal years 1999 and 1998 for those stores offering installment credit.

      The effective income tax rate for the first quarter of fiscal 1999 was 35.8% compared to 37.5% for the first quarter of fiscal 1998. The decrease is due to the effect on the first quarter of fiscal 1998 by higher effective tax rates of acquired operating subsidiaries resulting from the carryover tax attributes of acquired assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $20.7 million to $28.1 million at May 31, 1998, from $48.8 million at February 28, 1998, compared to an increase of $6.9 million in the comparable period a year ago.

      Net cash inflow from operating activities was $28.8 million, compared to $13.8 million in the comparable period of the prior year. As the Company slowed the expansion of its store base, cash flows provided by operating activities exceeded cash used for investing activities for the first quarter of fiscal 1999. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers stores. During the quarter, installment accounts receivable increased at a slower rate than the prior year quarter primarily due to the closing of certain stores pursuant to the Profit Improvement Plan. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1999 quarters. However, the Company expects to continue to periodically sell accounts receivable as a source of cash flows from operating activities.

      Investing activities produced negative cash flows of $18.7 million during the first quarter of fiscal 1999 compared to negative cash flows of $45.5 million in the prior year first quarter. The decrease in negative cash flows from investing activities is primarily due to a decrease in additions to property and equipment during the period. The Company has slowed the growth of its Heilig-Meyers format in accordance with the Profit Improvement Plan. During the prior year quarter ended May 31, 1997 cash used for additions to property and equipment resulted from the opening of 26 new store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.

     Financing activities produced negative cash flows of $30.9 million during the first quarter of fiscal 1999 compared to a $38.6 million positive cash flow in the prior year first quarter. The negative cash flow from financing activities in the current year quarter was due to the decrease in notes payable. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the first quarter of fiscal 1999. As of May 31, 1998, long-term notes payable with an aggregate principal amount of $175 million securities have been issued to the public under this Registration Statement. As of May 31, 1998, the Company had a $400.0 million revolving credit facility in place, which expires in July 2000. This facility includes thirteen banks and had $210.0 million outstanding and $190.0 million unused as of May 31, 1998. The Company also had additional lines of credit with banks totaling $60.0 million of which $36.1 was unused as of May 31, 1998.

         As a result of charges recorded in fiscal 1998 under the Profit Improvement Plan, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. In addition, certain provisions of the Company's bond indenture restrict the Company's ability to incur long-term debt until certain covenant restrictions are met. Management expects to meet these covenant restrictions in the fourth quarter of fiscal 1999. However, management believes that the Company has adequate access to capital to finance accounts receivable, inventories and other capital needs during this period. Pursuant to the Profit Improvement Plan, management has taken steps to slow the growth of the capital intensive Heilig-Meyers format and lower overall spending on capital projects.

         Total debt as a percentage of debt and equity was 61.2% at May 31, 1998, compared to 62.1% at February 28, 1998. The decrease in total debt as a percentage of debt and equity is primarily the result of the use of cash generated from operating activities to reduce notes payable outstanding. The current ratio was 1.6X at May 31, 1998, compared to 1.8X at February 28, 1998. The decrease in the current ratio from February 28, 1998 to May 31, 1998 is primarily attributed to the reclassification of $130 million from long-term notes payable to the current portion as a result of the maturity of these amounts within the next twelve months.


OTHER INFORMATION

Year 2000 Issue

         During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. After conducting its assessment of all systems, management implemented a plan of corrective action using both internal and external resources to enhance the systems for Year 2000 compliance. Management expects to complete the project during fiscal year 1999, and does not anticipate the amounts required to be expensed as part of the corrective plan to have a material effect on the Company's financial position or results of operations. The team is communicating with other companies, on which the Company's systems rely and is planning to obtain compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company.


FORWARD-LOOKING STATEMENTS

         Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities and format realignments, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

                                     PART II

                            ITEM 1. LEGAL PROCEEDINGS

The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998. In addition, Eubanks v. Heilig-Meyers Company and
Heilig-Meyers Furniture Company (alleging violation of Georgia statutes and seeking certification of a class of Georgia residents and which had been previously dismissed), was refiled on June 23, 1998 in the Superior Court of Liberty County, Georgia.

Item 6.      Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) The Company filed no reports on Form 8-K for the quarter ended May 31, 1998.


                                     INDEX TO EXHIBITS
                                                                         Page

10.      Contracts

                  (a)   Registrant's Executive Income Continuation
                        Plan effective as of June 1, 1998.*                18

                  (b)   Registrant's  1998 Stock Incentive Plan filed
                        as Exhibit A to Registrant's Proxy Statement
                        dated May 8, 1998 (No.1-8484) for its Annual
                        Meeting of Stockholders held June 17, 1998 is
                        incorporated herein by this reference.*             -

27.      Financial Data Schedule                                           29



------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 14, 1998                  /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer