Form 10-Q
period 1998-08-31
HEILIG MEYERS CO
filed 1998-10-15
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended              August 31, 1998              or
                               -----------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
---


For the transition period from                to                    .
                              ---------------   --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1998.

        59,743,530 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Earnings for
            Three and Six Months Ended August 31, 1998
            and August 31, 1997 (Unaudited)                            3

            Consolidated Balance Sheets as of August 31, 1998
            (Unaudited), and February 28, 1998 (Audited)               4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1998 and
            August 31, 1997 (Unaudited)                                5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         17

Item 2.     Changes in Securities                                     18

Item 4.     Submission of Matters to a Vote of Security Holders       19

Item 6.     Exhibits and Reports on Form 8-K                          20

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                               Three Months Ended     Six Months Ended
                                    August 31,           August 31,
                                    ----------           ----------
                                 1998      1997        1998       1997
                                 ----      ----        ----       ----

Revenues:
      Sales                    $596,360  $515,162  $1,190,155 $1,004,202
      Other income               78,647    75,050     153,791    152,335
                               --------  --------  ----------   --------
        Total revenues          675,007   590,212   1,343,946  1,156,537
                               --------  --------  ----------  ---------

Costs and Expenses:
      Costs of sales            405,831   343,961     799,263    663,943
      Selling, general and
        administrative          213,935   193,815     431,231    379,802
      Interest                   18,986    16,101      38,126     31,529
      Provision for doubtful
        accounts                 22,494    21,933      45,693     44,861
                               --------  --------  ----------  ---------
        Total costs
            and expenses        661,246   575,810   1,314,313  1,120,135
                               --------  --------  ----------  ---------

Earnings before provision for
      income taxes               13,761    14,402      29,633     36,402

Provision for income taxes        5,003     5,123      10,681     13,362
                               --------  --------  ----------   --------

Net earnings                   $  8,758  $  9,279  $   18,952   $ 23,040
                               ========  ========  ==========   ========


Net earnings per share of common stock:

      Basic                    $   0.15  $   0.17  $     0.32   $   0.42
                               ========  ========  ==========   ========
      Diluted                  $   0.15  $   0.16  $     0.32   $   0.41
                               ========  ========  ==========   ========

Cash dividends per share of
      common stock             $   0.07  $   0.07  $     0.14   $   0.14
                               ========  ========  ==========   ========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                              August 31,      February 28,
                                                1998              1998
                                                ----              ----
                                             (Unaudited)       (Audited)
ASSETS

Current assets:
  Cash                                       $   35,166       $   48,779
  Accounts receivable, net                      354,742          392,765
  Retained interest in securitized
     receivables at fair value                  174,592          182,158
  Inventories                                   539,648          542,868
  Other current assets                          168,472          126,978
                                             ----------       ----------
     Total current assets                     1,272,620        1,293,548

Property and equipment, net                     389,176          398,151
Other assets                                     62,986           55,321
Excess costs over net assets acquired, net      345,274          350,493
                                             ----------       ----------
                                             $2,070,056       $2,097,513
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  248,500       $  260,000
  Long-term debt due within
     one year                                   151,159           22,365
  Accounts payable                              201,868          203,048
  Accrued expenses                              193,312          216,738
                                             ----------       ----------
     Total current liabilities                  794,839          702,151
                                             ----------       ----------

Long-term debt                                  583,926          715,271
Deferred income taxes                            70,059           70,937

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          59,077 and 58,808, respectively)      118,154          117,616
      Capital in excess of par value            233,242          230,580
      Unrealized gain on investments              2,745            4,548
      Retained earnings                         267,091          256,410
                                             ----------       ----------
         Total stockholders' equity             621,232          609,154
                                             ----------       ----------
                                             $2,070,056       $2,097,513
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                     Six Months Ended
                                                        August 31,
                                                -----------------------
                                                   1998           1997
                                                   ----           ----
Cash flows from operating activities:
   Net earnings                                 $ 18,952       $ 23,040
    Adjustments to reconcile net
     earnings to net cash provided by
     operating activities:
       Depreciation and amortization              27,819         26,804
       Provision for doubtful accounts            45,696         44,861
       Store closing charge payments              (3,548)           -
       Other, net                                 (4,858)            79
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (10,115)       (90,687)
             Retained interest in securitized
               receivables at cost                 4,657            -
             Other receivables                       414        (10,801)
             Inventories                           1,666        (24,217)
             Prepaid expenses                     (1,579)        (5,489)
             Accounts payable                     (1,180)        13,826
             Accrued expenses                        (53)         2,205
                                                ---------      --------

               Net cash provided (used) by
               operating activities               77,871        (20,379)
                                                ---------      ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                -           (8,386)
   Additions to property and equipment           (35,015)       (68,123)
   Disposals of property and equipment            16,742          3,208
   Miscellaneous investments                     (50,914)       (10,953)
                                                ---------       --------

               Net cash used by investing
               activities                        (69,187)       (84,254)
                                                ---------       --------

Cash flows from financing activities:
   Net (decrease) increase in notes payable      (11,500)        37,805
   Proceeds from long-term debt                      -          174,767
   Payments of long-term debt                     (2,551)       (99,545)
   Issuance of common stock                           25          1,167
   Dividends paid                                 (8,271)        (8,120)
                                                ---------      ---------

               Net cash (used) provided
               by financing activities           (22,297)       106,074
                                                ---------      --------

Net (decrease) increase in cash                  (13,613)         1,441
Cash at beginning of period                       48,779         14,959
                                                ---------      --------
Cash at end of period                           $ 35,166       $ 16,400
                                                =========      ========


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying consolidated financial statements of Heilig- Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1998. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results for the second quarter of fiscal year 1999 are not necessarily indicative of future financial results.

B. On June 17, 1998, the Board of Directors declared a cash dividend of $0.07 per share which was paid on August 22, 1998, to stockholders of record on July 15, 1998.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $61,003,000 and $60,306,000 and unearned finance income was $41,275,000 and $46,980,000 at August 31, 1998, and February 28,
          1998, respectively.

D.        The  Company  made  (received)   income  tax  payments   (refunds)  of
          $(9,942,000) and $4,296,000 during the six months ended August 31, 1998, and August 31, 1997, respectively.

E. The Company made interest payments of $38,639,000 and $32,227,000 during the six months ended August 31, 1998, and August 31, 1997, respectively.

F. Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the total non-owner changes in equity for all periods displayed. For the three and six months ended August 31, 1998, comprehensive income was $6,955,000 and $17,149,000, respectively, consisting of changes in the unrealized gain on investments of $1,803,000. There were no such changes for the three and six months ended August 31, 1997.

G. In February 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits",which is effective for fiscal years beginning after December 15, 1997. The new statement will change disclosure requirements related to pension and other postretirement benefit obligations. The new statement will be implemented in fiscal 1999 and will not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement will be limited to the form and content of disclosures.

          In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

         In March 1998 the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In April  1998 the AICPA  issued SOP 98-5,  "Reporting  on the Costs of
         Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

H. MacSaver Financial Services, Inc. ("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

                         MacSaver Financial Services, Inc.
                      Summarized Statements of Earnings
                           (Amounts in thousands)

                                   (Unaudited)           (Unaudited)
                               Three Months Ended     Six Months Ended
                                   August 31,            August 31,
                                   ----------            ----------
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Net revenues                   $ 72,799  $ 63,722    $143,694  $122,965
Operating expenses               55,228    54,283     110,791   108,333
                               --------  --------    --------  --------
   Earnings before taxes         17,571     9,439      32,903    14,632
                               --------  --------    --------  --------
Net earnings                     11,421     6,136      21,387     9,511
                               ========  ========    ========  ========

                     MacSaver Financial Services, Inc.
                          Summarized Balance Sheets
                           (Amounts in thousands)

                                            August 31,     February 28,
                                                 1998             1998
                                           -----------     ------------
                                           (Unaudited)        (Audited)

Current assets                             $   45,308       $   29,545
Accounts receivable, net                      257,689          295,405
Retained interest in securitized
  receivables at fair value                   174,592          182,158
Due from affiliates                           676,227          645,291
                                           ----------       ----------
  Total Assets                             $1,153,816       $1,152,399
                                           ==========       ==========

Current liabilities                           172,284           48,951
Notes payable                                 248,500          260,000
Long-term debt                                570,000          700,000
Stockholder's equity                          163,032          143,448
                                           ----------       ----------
  Total Liabilities and Equity             $1,153,816       $1,152,399
                                           ==========       ==========

I. The following table sets forth the computations of basic and diluted earnings per share:


                                   Three Months Ended          Six Months Ended
                                         August 31,               August 31,
                                       1998      1997            1998     1997
                                      ------    ------          ------   ------
      (Amounts in thousands except per share data)

      Numerator:
          Net earnings                $8,758    $9,279         $18,952  $23,040
      Denominator:
          Denominator for basic
          earnings per share -
          average common shares
          outstanding                 59,077    56,003          58,945   55,208

          Effect of potentially
          dilutive stock options         494       914             544      874

          Effect of contingently
          issuable shares
          considered earned                -         -             132        -
                                      ------    ------          ------   ------

          Denominator for diluted
          earnings per share          59,571    56,917          59,621   56,082

      Basic EPS                      $  0.15   $  0.17          $ 0.32  $  0.42
      Diluted EPS                       0.15      0.16            0.32     0.41


         Options to purchase 3,481,000 and 2,741,000 shares of common stock at prices ranging from $13.56 and $17.25 to $35.06 per share were outstanding at August 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.


J. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16,683,000 or $.30 per share. Amounts charged to the provision during the first and second quarter of fiscal 1999 are as follows:

                                                      Amount
                                                     Utilized      Remaining
                                       Reserve as    through       Reserve as
                                       of March 1,  August 31,    of August 31,
         (Amounts in thousands)            1998        1998           1998
                                           ----        ----           ----

         Severance                        $ 6,648     $1,561        $ 5,087
         Lease & facility exit cost         7,680      1,989          5,691
         Fixed asset impairment             5,133      4,626            507
                                          ---------------------------------
         Total                            $19,461     $8,176        $11,285
                                          =================================

         The Company expects to complete the store closings, office downsizing, and private label credit card program reorganization within the current fiscal year. Accordingly, the substantial majority of the reserves are expected to be utilized during fiscal 1999. Amounts related to certain severance agreements and long-term lease obligations may extend beyond fiscal 1999.

K. On September 1, 1998, the Company acquired certain assets of Guardian Protection Products ("Guardian"). The Company issued 533,334 shares of common stock and placed 133,333 shares of common stock in escrow to be released to the former shareholder of Guardian if certain conditions are met. If the Company's common stock does not trade at $15 per share or more for 30 consecutive trading days during the six months following closing, additional shares will be issued so that the aggregate number of shares equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days before the six-month anniversary of the closing. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate consideration will not exceed $14.5 million.

L. On September 17, 1998, the Company's operating facilities and systems in Puerto Rico sustained major damage from Hurricane Georges. The Puerto Rico operations usually account for less than 5% of the Company's sales. The Company maintains insurance for both property damage and business interruption applicable to its operations. The Company is still investigating the damage,and all insurance claims are being evaluated. An estimate of any loss or possible loss cannot be made at this time.

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

         In connection with this Profit Improvement Plan, the Company has completed its store closing plan, downsized administrative and support facilities, committed to a new arrangement for the Heilig-Meyers private label credit card program, and implemented programs to improve the overall performance of the Heilig-Meyers stores. The Company expects to complete the reorganization of the private label credit card program prior to the end of the third quarter.

Revenues and Earnings

         Total revenues for the quarter rose 14.4% to $675.0 million from $590.2 million in the prior year. Rhodes, The RoomStore and Mattress Discounters contributed approximately 39.4% or $265.9 million of the total revenues. Total revenues for stores operated under the Heilig-Meyers format for the quarter increased 2.6% from the prior year. Net earnings for the quarter decreased 5.6% to $8.8 million (or $0.15 per share) from $9.3 million (or $0.16 per share) in the prior year. Net earnings for the six months decreased 17.7% to $19.0 million (or $0.32 per share) from $23.0 million (or $0.41 per share).

         Sales for the second quarter of fiscal 1999 increased 15.8% to $596.4 million from $515.2 million in the second quarter of the prior year. For the six-month period ended August 31, 1998, sales increased 18.5% to $1,190.2 million from $1,004.2 million. Rhodes, The RoomStore and Mattress Discounters units contributed approximately 43.0% or $256.3 million of sales. The overall increase in sales was primarily attributable to an increase in operating units from August 31, 1997 to August 31, 1998, and a comparable store sales increase of 3.7% and 3.1% for the three and six months ended August 31, 1998. During the first quarter of fiscal 1999, the Rhodes division began operating under a new merchandising and advertising format designed to reposition the division to a higher-end retail format. Customer response to this program during the introductory period has been below expectation. As a result, the Company's sales were negatively impacted. Price changes had an immaterial impact on the overall sales increase for the quarter.

         Sales for the Company's four primary retail formats were as follows:

                 Three Months Ended              Six Months Ended
                     August 31,                      August 31,
              -------------------------    --------------------------
                           (Sales amounts in millions)
                  1998          1997           1998           1997
              -----------   -----------    -----------    -----------
                    % of          % of           % of           % of
              Sales Sales   Sales Sales    Sales Sales    Sales Sales
              ----- -----   ----- -----    ----- -----    ----- -----
Heilig-Meyers   $340.1  57.0  $332.7  64.6   $688.8  57.9   $681.0  67.8
Rhodes           115.9  19.4   111.2  21.5    228.4  19.2    222.7  22.2
The RoomStore     74.9  12.6    35.2   6.9    148.4  12.4     64.5   6.4
Mattress
 Discounters      65.5  11.0    36.1   7.0    124.6  10.5     36.0   3.6
                ------        ------       --------       --------
     Total      $596.4        $515.2       $1,190.2       $1,004.2
                ======        ======       ========       ========

         Store counts for the Company's four primary retail formats as of August 31,:
                                              1998              1997
                                              ----              ----
                                             # of              # of
                                            Stores            Stores
                                            ------            ------
Heilig-Meyers                                  847               859
Rhodes                                         101                99
The RoomStore                                   69                43
Mattress
 Discounters                                   229               171
                                             -----             -----
     Total                                   1,246             1,172
                                             =====             =====

         As a percentage of sales, other income decreased during the second quarter to 13.2% from 14.6% in the prior year quarter. For the six months ended August 31, 1998, other income decreased as a percentage of sales to 12.9% from 15.2% in the prior year. This decrease is primarily the result of the concentration of total sales growth, compared to the prior year quarter, in The RoomStore and Mattress Discounters formats. These formats utilize credit programs maintained by a third party and, unlike the Heilig-Meyers in-house program, generally do not produce finance income for the Company. Within the Heilig-Meyers format, the increase in other income was limited to .5% and .4% of sales for the quarter and six months ended August 31, 1998, respectively due to flat sales and a higher level of securitized receivables as compared to the prior year period.

         The Company plans to continue its program of periodically securitizing a portion of the installment accounts receivable portfolio of its stores operating under the Heilig-Meyers format. Proceeds from securitized accounts receivable are generally used by the Company to lower debt levels. Net servicing income related to securitized receivables that have been sold to third parties is included in other income.

Costs and Expenses

         Costs of sales increased during the quarter to 68.1% of sales from 66.8% in the prior year quarter. For the six-month period ended August 31, 1998, costs of sales were 67.2% of sales compared to 66.1% in the prior year. These increases were primarily the result of lower raw selling margins by the Rhodes format. As noted above, customer response to the new Rhodes merchandising and advertising format was below expectation during the second quarter. As a result, sales were weighted towards goods that carry lower margins or goods that have been dropped from the merchandise line-up which were marked at discounted prices.

         Selling,general and administrative expense decreased as a percentage of sales to 35.9% from 37.6% in the prior year quarter. The decrease between quarters was the result of sales leverage gained from total sales growth in The RoomStore and Mattress Discounters formats. The Rhodes, The RoomStore and

Mattress Discounters units generally have lower levels of administrative costs as a percentage of sales than the Heilig-Meyers units as these stores' revolving credit extension and collections are maintained by third-party credit providers. The decrease for the quarter is also due to expense control, lower advertising, and a gain on the disposal of an asset. For the six month period ended August 31, 1998, selling, general and administrative expenses were 36.2% compared to 37.8% in the prior year. The decrease between periods is also the result of a reduction in the salaries and related expenses as a percentage of sales at the stores and in the administrative functions of the Heilig-Meyers format. Lower salary and related expenses are the result of initiatives put in place in conjunction with the Profit Improvement Plan.

      Interest expense was 3.2% and 3.1% of sales in the second quarters of fiscal years 1999 and 1998, respectively. For the quarter, weighted average long-term debt increased to $722.0 million from $608.1 million in the prior year second quarter. The increase in long-term debt levels between years is a result of a $175 million long-term debt issuance in July 1997. Weighted average long-term interest rates decreased to 7.6% from 7.9% in the prior year. Weighted average short-term debt increased to $258.7 million from $248.5 million in the prior year. Weighted average short-term interest rates increased to 6.4% from 6.1% in the prior year. Interest expense remained relatively flat as a percentage of sales to the prior year period due to sales leverage gained from the Mattress Discounters units, which were purchased with common stock in July 1997 and January 1998. For the six-month period ended August 31, 1998, interest expense increased to 3.2% of sales from 3.1% in the prior year.

      The provision for doubtful accounts decreased for the second quarter, as a percentage of sales, to 3.8% from 4.3% in the prior year quarter. For the six-month period ended August 31, 1998, the provision decreased to 3.8% from 4.5% in the prior year. The decrease was the result of the total sales volume growth in divisions that do not offer in-house credit. The provision was 6.4% of sales for the second quarters of fiscal years 1999 and 1998 and for the six months ended August 31, 1999 and 1997 for those stores offering installment credit.

      The effective income tax rate for the second quarter of fiscal 1999 was 36.4% compared to 35.6% for the second quarter of fiscal 1998. For the six-month period ended August 31, 1998, the effective income tax rate was 36.0% compared to 36.7% in the prior year. The year-to-date decrease is due to the effect on the six months ended August 31, 1997 by higher effective tax rates of acquired operating subsidiaries resulting from the carryover tax attributes of acquired assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $13.6 million to $35.2 million at August 31, 1998, from $48.8 million at February 28, 1998, compared to an increase of $1.4 million in the comparable period a year ago.

      Net cash inflow from operating activities was $77.9 million, compared to an outflow of $20.4 million in the comparable period of the prior year. The Company has continued to slow the expansion of its store base, which has resulted in improved cash flows provided by operating activities. The Company participated in an asset securitization in the second quarter of fiscal 1999 resulting in cash inflows from the sale of receivables of $59.3 million. As a result of the securitization, cash flows provided by operating activities exceeded cash flows used by investing activities for the six months ended August 31, 1998. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and certain RoomStore stores. During the six months ended August 31, 1998, installment accounts receivable increased at a slower rate than the prior year quarter primarily due to the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1999 quarters. However, the Company expects to continue to periodically sell accounts receivable as a source of cash flows from operating activities. During the six months ended August 31, 1998, inventory decreased slightly compared to an increase in the prior year period. The change in inventory between years is primarily the result of the closing of certain stores pursuant to the Profit Improvement Plan and prior year purchases related to acquisitions.

      Investing activities produced negative cash flows of $69.2 million during the six months ended August 31, 1999 compared to negative cash flows of $84.3 million in the prior year period. The decrease in negative cash flows from investing activities is primarily due to a decrease in acquisitions and additions to property and equipment during the period. The Company has slowed the growth of its Heilig-Meyers format in accordance with the Profit Improvement Plan. During the prior year period cash used for additions to property and equipment for the six months ended August 31, 1997 resulted from the opening of 36 new Heilig-Meyers store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds. Cash used for miscellaneous investments during the six months ended August 31, 1998 includes deposits paid by the Company related to the change in lessor of certain leased real estate and the purchase of previously leased equipment which the Company plans to sell and lease back in the third quarter of fiscal 1999.

      Financing activities produced negative cash flows of $22.3 million during the six months ended August 31, 1998 compared to a $106.1 million positive cash flow in the prior year period. The negative cash flow from financing activities in the current year quarter was due to the decrease in notes payable. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the six months ended August 31, 1998. As of August 31, 1998, long-term notes payable with an aggregate principal amount of $175 million securities have been issued to the public under this Registration Statement. As of August 31, 1998, the Company had a $400.0 million revolving credit facility in place, which expires in July 2000. This facility includes eleven banks and had $248.5 million outstanding and $151.5 million unused as of August 31, 1998. The Company also had additional lines of credit with banks totaling $50.0 million, all of which was unused as of August 31, 1998.

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

         Total debt as a percentage of debt and equity was 61.3% at August 31, 1998, compared to 62.1% at February 28, 1998. The decrease in total debt as a percentage of debt and equity is primarily the result of the use of cash generated from operating activities to reduce notes payable outstanding. The current ratio was 1.6X at August 31, 1998, compared to 1.8X at February 28, 1998. The decrease in the current ratio from February 28, 1998 to August 31, 1998 is primarily attributed to the reclassification of $130 million from long-term notes payable to the current portion as a result of the maturity of these amounts within the next twelve months.


OTHER INFORMATION

Year 2000 Issue

         The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four.

         During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management expects to complete the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries' critical systems is expected in the first quarter of fiscal year 2000. The testing stage for the entire Company is planned for the first quarter of fiscal year 2000. The Company is in the early stages of making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.

         Since fiscal 1997, the Company has incurred approximately $.8 million in expenses in updating its management information system to alleviate potential year 2000 problems. The remaining expenditures are expected to be approximately $1.0 million, which will be expensed as incurred. The remaining cost of the Company's Year 2000 Project and the dates on which the Company plans to complete the Year 2000 compliance program are based on management's current estimates, which are derived utilizing numerous assumptions including the continued availability of certain resources, and are inherently uncertain.

         The team is communicating with other companies, on which the Company's systems rely and is planning to obtain compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

         Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company is currently assessing the consequences of its Year 2000 project not being completed on schedule or its remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Management expects to complete its Year 2000 contingency planning during the first quarter of fiscal 2000.


FORWARD-LOOKING STATEMENTS

         Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities and format realignments, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, the ability of the Company to effectively correct the Year 2000 issue, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

                                     PART II

Item 1. Legal Proceedings

The Company reported in its Quarterly Report on Form 10-Q for the quarter ended May 31, 1998 that Eubanks v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violation of Georgia statutes and seeking certification of a class of Georgia residents and which had been previously dismissed), was refiled on June 23, 1998 in the Superior Court of Liberty County, Georgia. The Company previously reported involvement in certain other cases regarding non-filing fees charged by the Company on certain credit transactions as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

Item 2.   Changes in Securities.

(c) On September 1, 1998, the Company acquired certain assets of Guardian Protection Products ("Guardian") in a transaction in which the shareholders of Guardian received 533,334 shares of the Company's Common Stock and an additional 133,333 shares of the Company's Common Stock were placed in escrow. The shares in escrow are to be released to the former shareholder of Guardian if certain conditions are met. If the Company's common stock does not trade at $15 per share or more for 30 consecutive trading days during the six months following closing, additional shares will be issued so that the aggregate number of shares equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days before the six-month anniversary of the closing. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate purchase price will not exceed $14.5 million. The sale of the foregoing shares were exempt from registration under the Securities Act of 1933 (the "Act") as transactions not involving a public offering, based on the fact that the shares were sold to an accredited investor under Rule 506 of Regulation D under the Act.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The Annual Meeting of the Company's shareholders was held June
          17, 1998.

(c)(i) The shareholders approved the ratification of the selection of Deloitte & Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

                      FOR                  -        48,339,379
                      AGAINST              -            87,076
                      ABSTAIN              -           332,707

(c)(ii) The shareholders of the Company elected a board of fourteen directors for one-year terms. The elections were approved by the following vote:

             Directors                     For        Withheld
             ---------                     ---        --------
          William C DeRusha             42,606,313    6,152,849
          Troy A. Peery, Jr.            42,594,106    6,165,057
          Alexander Alexander           42,605,630    6,153,532
          Robert L. Burrus, Jr.         42,590,231    6,168,931
          Beverley E. Dalton            42,611,010    6,148,152
          Charles A. Davis              42,560,332    6,198,831
          Benjamin F. Edwards III       42,614,327    6,144,835
          Alan G. Fleischer             42,556,254    6,202,908
          Nathaniel Krumbein            42,556,203    6,202,960
          Hyman Meyers                  42,557,172    6,201,991
          S. Sidney Meyers              42,562,340    6,196,823
          Lawrence N. Smith             42,614,256    6,144,906
          Eugene P. Trani               42,559,579    6,199,583
          L. Douglas Wilder             42,532,659    6,226,503

(c)(iii) The shareholders approved the adoption of the Company's 1998 Stock Incentive Plan. The votes were cast as follows:

                      FOR                  -        38,750,005
                      AGAINST              -         9,624,761
                      ABSTAIN              -           384,394

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) The Company filed no reports on Form 8-K during the quarterly period ended August 31, 1998.


                                     INDEX TO EXHIBITS
                                                                  Page
                                                                  ----
27.      Financial Data Schedule                                   22

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      October 12, 1998               /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Senior Vice President and
                                          Principal Financial Officer


Date:      October 12, 1998               /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer