Form 10-K/A
period 1998-02-28
HEILIG MEYERS CO
filed 1998-12-07
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                (AMENDMENT NO. 1)

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


This Amendment No. 1 on Form 10-K/A (the "Amendment") amends and restates the disclosure made by the registrant in its Annual Report on Form 10-K for the fiscal year ended February 28, 1998 in response to "Item 1. Business", "Item 6. Selected Financial Data", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 8. Financial Statements and Supplementary Data", "Item 10. Directors and Executive Officers of the Company", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions."

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

Merchandising
         The Company's Heilig-Meyers merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding and other items such as jewelry and seasonal goods. The RoomStore and Rhodes stores primarily sell mid-price-point furniture and accessories, and bedding. The Mattress Discounters stores are specialty bedding retailers and sell across the full spectrum of bedding price points. During the previous three fiscal years, the percentage of store sales derived from the various merchandising categories were as follows (by format):
                                            1998        1997     1996
Heilig-Meyers Furniture:
Furniture and accessories                    60%         60%      58%
Consumer electronics                          9          10       12
Bedding                                      13          12       11
Appliances                                    7           8        9
Other (e.g. jewelry and seasonal goods)      11          10       10


Rhodes:
Furniture and accessories                    89          89       n/a
Bedding                                      11          11       n/a

The RoomStore:
Furniture and accessories                    90         n/a       n/a
Bedding                                      10         n/a       n/a

Mattress Discounters:
Bedding                                      90         n/a       n/a
Bedding accessories                          10         n/a       n/a


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
                                           1986.  Chief Executive Officer since
                                           April 1984.  Director since January
                                           1983.

Troy A. Peery, Jr.      52           26    President since  April 1986.  Chief
                                           Operating Officer since December
                                           1987. Director since April 1984.

James F. Cerza, Jr.     50           10    Executive Vice President, Heilig-
                                           Meyers since April 1998. Executive
                                           Vice President, Operations from June
                                           1996 until April 1998. Executive Vice
                                           President, from April 1995 to June
                                           1996. Executive Vice President,
                                           Operations from August 1989 to April
                                           1995.

Joseph R. Jenkins       52           10    Executive Vice President, Heilig-
                                           Meyers / Mattress Discounters since
                                           April 1998. Executive Vice President
                                           from July 1997 until April 1998.
                                           Executive Vice President and Chief
                                           Financial Officer from January 1988
                                           to July 1997.

Irwin L. Lowenstein     62            1    Executive Vice President, Rhodes
                                           since April 1997. Executive Vice
                                           President, Rhodes, Inc. since January
                                           1997. Chairman of the Board, Rhodes,
                                           Inc. from 1994 to December 1996.
                                           Chief Executive Officer, Rhodes, Inc.
                                           from 1989 to December 1996. President
                                           and Chief Operating Officer, Rhodes,
                                           Inc. from 1973 to 1994.

James R. Riddle         56           13    Executive Vice President, The
                                           RoomStore / Berrios since April 1998.
                                           Executive Vice President from April
                                           1995 to April 1998. Executive Vice
                                           President, Marketing from January
                                           1988 to April 1995.

Patrick D. Stern        41            -    Executive Vice President, The
                                           RoomStore / Berrios since June
                                           1997. Vice President, Merchandising,
                                           Value City Furniture (retailer) from
                                           April 1994 to April 1997. Vice
                                           President, Sales and Marketing,
                                           SilverOaks Furniture Manufacturing
                                           prior to 1994.

George A. Thornton III  57            1    Executive Vice President, Rhodes
                                           since April 1997. Director from
                                           April 1980 to February 1997.
                                           Independent consultant to furniture
                                           manufacturers and Chairman, Tim  Buck
                                           II, LTD (real estate development) for
                                           more than five years prior to April
                                           1997.

William J. Dieter       58           25    Senior Vice President, Accounting
                                           since April 1986. Chief Accounting
                                           Officer since 1975.


Roy B. Goodman          40           17    Senior Vice President,Chief Financial
                                           Officer since July 1997. Senior Vice
                                           President, Finance from April 1995 to
                                           July 1997.  Vice President, Secretary
                                           and Treasurer prior to April 1995.

                                  PART II




ITEM 6.  SELECTED FINANCIAL DATA
FISCAL YEAR                     1998 (1)    1997 (1)    1996        1995        1994
                                 (Dollar amounts in thousands except per share data)

Operations Statement Data:
Sales                      $2,160,223  $1,342,208  $1,138,506  $  956,004  $  723,633
Annual growth in sales           60.9%       17.9%       19.1%       32.1%       31.7%
Annual growth in same
  store sales                     2.8%       (0.6)%       0.3%        6.1%       12.1%
Other income               $  309,513  $  250,911  $  220,843  $  196,135  $  140,156
Total revenues              2,469,736   1,593,119   1,359,349   1,152,139     863,789
Annual growth in revenue         55.0%       17.2%       18.0%       33.4%       31.4%
Costs of sales             $1,451,560  $  876,142  $  752,317  $  617,839  $  460,284
Gross profit margin              32.8%       34.7%       33.9%       35.4%       36.4%
Selling, general and
  administrative expense   $  828,105  $  526,369  $  436,361  $  350,093  $  260,161
 Interest expense              67,283      47,800      40,767      32,889      23,834
Provision for doubtful
  accounts                    181,645      80,908      65,379      45,419      32,356
Store closing and other
  charges                      25,530         ---         ---         ---         ---
Provision (benefit) for
  income taxes                (29,244)     21,715      23,021      39,086      32,158
Effective income tax rate        34.7%       35.1%       35.7%       36.9%       36.9%
Net earnings (loss)        $  (55,143) $   40,185  $   41,504  $   66,813  $   54,996
Earnings (loss) margin           (2.6)%       3.0%        3.7%        7.0%        7.6%
Net earnings (loss) per share:
  Basic (2)                $     (.98) $      .81  $      .85  $     1.38  $     1.16
  Diluted (2)                    (.98)        .80         .84        1.34        1.12
Cash dividends per share          .28         .28         .28         .24         .20


Balance Sheet Data:
Total assets               $2,097,513  $1,837,158  $1,288,960  $1,208,937  $1,049,633
Average assets per store        1,674       1,946       1,800       1,869       1,841
Accounts receivable, net      392,765     380,879     518,969     538,208     535,437
Retained interest in
  securitized receivables
  at fair value               182,158     243,427         ---         ---         ---
Inventories                   542,868     433,277     293,191     253,529     184,216
Property and equipment, net   398,151     366,749     216,059     203,201     168,142
Additions to property
  and equipment                70,921      84,137      40,366      49,101      36,252
Short-term debt               282,365     256,413     207,812     167,925     210,318
Long-term debt                715,271     561,489     352,631     370,432     248,635
Average debt per store            796         866         783         832         805
Stockholders' equity          609,154     642,621     518,983     490,390     433,229
Stockholders' equity per share  10.36       11.81       10.69       10.10        8.95

Other Financial Data:
Working capital            $  591,397  $  550,137  $  527,849   $ 554,096  $  453,175
Current ratio                     1.8         1.9         2.4         2.9         2.4
Debt to equity ratio             1.64        1.27        1.08        1.10        1.06
Debt to debt and equity          62.1%       56.0%       51.9%       52.3%       51.4%
Rate of return on average
  assets (3)                     (0.6)%       4.6%        5.4%        7.8%        7.7%
Rate of return on average
  equity                         (8.8)%       6.9%        8.2%       14.5%       14.9%
Number of stores                1,253         944         716         647         570
Number of employees            24,374      19,131      14,383      13,063      10,536
Average sales per employee $       99  $       84  $       83   $      81  $       79



SELECTED FINANCIAL DATA, cont.


FISCAL YEAR                     1998        1997        1996        1995        1994
                                (Dollar amounts in thousands except per share data)

Weighted average common shares outstanding:
    (in thousands)
  Basic                       56,312       49,360      48,560       48,459     47,292
  Diluted                     56,312       50,146      49,604       49,954     49,103

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


Profit Improvement Plan
         Home furnishings purchases are generally considered "big-ticket purchases", and consumers typically utilize consumer credit to finance these purchases. Impacted by an increase in consumer credit problems and personal bankruptcies, the demand for home furnishings in the niche in which the Company serves has been low over the past two fiscal years. In response to this difficult environment, Heilig-Meyers Company (the "Company") conducted a comprehensive review of its operations, and developed a Profit Improvement Plan (the "Plan"), which was announced on December 17, 1997. The Plan has three main components: (1) expense reductions; (2) restructuring of certain aspects of the business; and (3) Heilig-Meyers store operating initiatives. The Plan calls for the closing of certain Heilig-Meyers stores, the downsizing of administrative and support facilities, a reorganization of the Heilig-Meyers private label credit card program, and the development of operating initiatives to improve the performance of the Heilig-Meyers stores. Once completed, the store-closing component of the Plan will eliminate stores that incurred pretax operating losses before corporate overhead allocation of approximately $6.5 million in fiscal 1998. Management expects to incur total pretax operating losses before corporate overhead allocation of approximately $5.5 million during the first and second quarters of fiscal 1999 as these stores are closed in an orderly fashion. The downsizing initiatives completed in the fourth quarter of fiscal 1998 are expected to reduce general overhead expenses by approximately $8.0 million on an annual basis, starting in March 1998. Management does not believe the reorganization of the private label credit card program will have a material impact on the Company's financial statements. The Company expects to continue to offer its customers a private label credit card as a financing option. However, as a result of the reorganization of the program, the Company is not expected to be responsible for servicing these accounts or any related credit losses.
         In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25.5 million related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16.7 million or $.30 per share. The pre-tax charge includes the following components: $8.1 million for severance, $7.6 million for lease and facility exit costs, $7.3 million for fixed asset impairment, and $2.5 million for goodwill impairment. The Company expects to substantially complete the store closings and office downsizing during the first quarter of fiscal 1999, and private label credit card program reorganization during fiscal 1999. Accordingly, the majority of the reserves are expected to be utilized during fiscal 1999. The final plan calls for closing approximately 40 stores rather than the approximately 60 stores initially contemplated, as a result of the completion of store operations and asset disposition analyses.

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

     The net loss for fiscal 1998 was $55.1 million compared to earnings of $40.2 million for fiscal 1997. The decrease between years was caused primarily by the $25.5 million pretax store closing charge and the $89.3 million increase in the provision for doubtful accounts. Selling, general and administrative expenses included $14.8 million related to asset write-downs and other reserves (see "Profit Improvement Plan"). The Company's raw selling margins were reduced by approximately $5.1 million due to inventory liquidation sales in the Rhodes stores and the Heilig-Meyers stores located in Puerto Rico. The remaining $11.6 million decrease between years is the result of the additional factors noted in the discussion above. The net earnings for fiscal 1997 decreased to $40.2 million from $41.5 million for fiscal 1996. As a percentage of sales, profit margin decreased to 3.0% for fiscal 1997 from 3.7% for fiscal 1996. The decrease was mostly attributable to an increase as a percentage of sales in selling, general and administrative expenses due to the decline in comparable store sales and an increase in the provision for doubtful accounts.

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

OTHER INFORMATION

Year 2000 Issue
     The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four.
     During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management expects to complete the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries' critical systems is expected in the first quarter of fiscal year 2000. The testing stage for the entire Company is planned for the first quarter of fiscal year 2000. The Company is in the early stages of making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.
     Since fiscal 1997, the Company has incurred approximately $.6 million in expenses in updating its management information system to alleviate potential year 2000 problems. The remaining expenditures are expected to be approximately $1.2 million, which will be expensed as incurred. The remaining cost of the Company's Year 2000 Project and the dates on which the Company plans to complete the Year 2000 compliance program are based on management's current estimates, which are derived utilizing numerous assumptions including the continued availability of certain resources, and are inherently uncertain.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Leading Our Industry Through Innovation," "Strengthening Our Core Business," "Expanding Via New Formats and Markets," and "Leveraging Our Strengths." These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's ability to realize cost savings and other synergies from recent acquisitions, as well as the Company's access to, and cost of, capital. Other factors such as changes in consumer debt and bankruptcy trends, tax laws, recessionary or expansive trends in the Company's markets, the ability of the Company to effectively correct the Year 2000 issue, inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

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

(14)   Quarterly Financial Data (Unaudited)
------------------------------------------------------------------------------

      The following is a summary of quarterly financial data for fiscal 1998 and 1997:

Three months ended                May 31    August 31   November 30  February 28
--------------------------------------------------------------------------------
                                  (Amounts in thousands except per share data)

1998
Revenues                        $566,325     $590,212     $678,468     $634,732
Gross profit(1)                  169,058      171,201      202,796      165,609
Store closing and other charges      -            -            -         25,530
Earnings (loss) before taxes      22,000       14,402      (75,467)     (45,322)
Net earnings (loss)               13,761        9,279      (49,122)     (29,061)

Earnings (loss) per share of common stock(2):
         Basic                      0.25         0.17        (0.87)       (0.50)
         Diluted                    0.25         0.16        (0.87)       (0.50)

Cash dividends per share of
     common stock                   0.07         0.07         0.07         0.07

1997
Revenues                        $357,914     $343,523     $413,474     $478,207
Gross profit(1)                  106,977       95,784      123,614      139,692
Earnings before taxes             19,208       12,085       14,701       15,907
Net earnings                      12,371        7,747        9,492       10,576

Earnings per share of common stock(2):
         Basic                      0.25         0.16         0.20         0.20
         Diluted                    0.25         0.16         0.19         0.20

Cash dividends per share of
common stock                        0.07         0.07         0.07         0.07


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


/s/ Deloitte & Touche LLP

Richmond, Virginia
March 25, 1998

                             PART III

     With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 8, 1998 (the "1998 Proxy Statement"), is not to be deemed filed as a part of this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2-4 of the 1998 Proxy Statement.
     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company."
     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 6 of the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled "Executive
Compensation"appearing on pages 7-8 of the 1998 Proxy Statement, "Executive Supplemental Retirement Plan" and "Executive Severance Plan" appearing on page 13 of the 1998 Proxy Statement, and "Director's Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing on page 14 of the 1998 Proxy Statement.

         Employment Agreements

     The Company has entered into employment contracts, effective November 1, 1996, with William C. DeRusha and Troy A. Peery, Jr., which provide for a constant rolling three-year employment period. These contracts provide that the executive's position will be at least commensurate in all material respects with the most significant of those held by the executive during the 90 days before November 1, 1996. These contracts also provide that the executive will be nominated for election to the Board of Directors during the employment period and, in the case of Mr. DeRusha, will serve as Chairman of the Board. Under these contracts, Messrs. DeRusha and Peery are entitled to receive an annual base salary at least equal to that in effect on November 1, 1996. These contracts provide for annual review of the base salary and permit the annual base salary to be increased, but not decreased. These contracts also provide that each executive is entitled to an annual bonus in accordance with the terms of the Company's annual performance-based bonus plan or, if more favorable, a bonus under other plans in effect generally with respect to other peer executives of the Company. These contracts provide further that the Company may terminate either executive's employment for cause as defined in the contracts. In the event of such termination, the contract terminates without further obligation to the terminated executive except for payment of annual base salary to the date of termination plus any previously deferred and unpaid compensation.
     If the Company terminates the executive's employment other than for cause or the death of the executive, or if the executive terminates employment for any reason, the executive is entitled to receive a lump sum cash payment equal to the sum of (i) unpaid annual base salary through the date of termination, (ii) the greater of the annual bonus paid or payable for the most recently completed fiscal year or the average annualized bonus paid or payable in respect of the three fiscal years immediately preceding the fiscal year in which termination occurs (the "Highest Annual Bonus") for the portion of the then current fiscal year through the executive's termination of employment, (iii) previously deferred and unpaid compensation, (iv) accrued vacation pay, and (v) annual base salary plus the Highest Annual Bonus payable for the remainder of the three-year employment period. The terminated executive is also entitled to a continuation of medical and other benefits for three years following termination of the employment or such longer period as the applicable benefit program may provide.

Each of these executives has also agreed not to compete with the Company in the United States for a period of 36 months following termination of the executive's employment. This non-competition covenant may be terminated by the executive if his employment was terminated by the Company other than for cause and if he desires to accept employment with a competitor, provided that he agrees to repay the Company the portion of the amount paid to him for salary and bonus with respect to the year in which termination took place equal to the amount of salary and pro rata bonus payable to him by the competitor during the three-year period following termination of employment with the Company.
     The Company has also entered into employment contracts with Joseph R. Jenkins and James F. Cerza, Jr. effective March 1, 1991. These contracts provided for an initial two-year term that ended February 28, 1993, with automatic annual one-year extensions, unless either party notifies the other at least one year in advance that it does not wish to extend the term. The contracts also provide that Messrs. Jenkins and Cerza will receive annual salaries established by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors of the Company), which may be increased, but not decreased, on an annual basis. The contracts provide that each executive is entitled to an annual bonus in accordance with the terms of the Company's annual performance bonus plan, provided that in the event of a change of control, such payment shall be not less than the average bonus paid to him during the three fiscal years immediately preceding the year for which the bonus is currently payable. The contracts provide further that the Company may terminate an executive's employment immediately for cause as defined in the contracts. In the event of such a termination before the expiration of the employment term, each executive will forfeit the right to receive any further salary or benefits to which he is entitled under the employment contract. Should an executive voluntarily terminate employment and become employed with another employer before the expiration of the employment term, he will also forfeit the right to receive any further salary or benefits to which he is entitled under the employment contract.
     These contracts also provide that if (a) the executive's employment is terminated by the Company for any reason other than cause or (b) the executive voluntarily terminates employment within 60 days after there has been a material reduction in his compensation, benefits or other material change in his employment status, he will be entitled to a lump sum payment equal to the aggregate compensation he would have received during the remainder of the employment term. If a change of control event occurs, the bonus to which the executive is entitled during the change of control year will be computed on the assumption that the financial results achieved before the change of control will continue at levels not less favorable than those before the change of control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2-5 of the 1998 Proxy Statement and "Principal Shareholders" appearing on page 16 of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by the item is incorporated by reference to the section entitled "Certain Transactions" appearing on pages 14-16 of the 1998 Proxy Statement and the last paragraph under the section entitled "Election of Directors - Nominees" on page 5.

                              PART IV



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEILIG-MEYERS COMPANY


       Date:  December 7, 1998            by /s/William C. DeRusha
                                          -------------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer

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