Form 10-K/A
period 1998-02-28
HEILIG MEYERS CO
filed 1999-01-06
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                (AMENDMENT NO. 2)

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


This Amendment No. 2 on Form 10-K/A (the "Amendment") amends and restates the disclosure made by the registrant in its Annual Report on Form 10-K for the fiscal year ended February 28, 1998 in response to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

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

OTHER INFORMATION

Year 2000 Issue
         The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four.
         During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management expects to complete the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries' critical systems is expected in the first quarter of fiscal year 2000. The testing stage for the entire Company is planned for the first quarter of fiscal year 2000. The Company is in the early stages of making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.
         Since the project's beginning in fiscal 1997, the Company has incurred approximately $.6 million in expenses in updating its management information system to alleviate potential year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan.
         The remaining expenditures are expected to be approximately $1.8 million, which will be expensed as incurred. Expected future expenditures can be broken down as follows:

                                                  Dollars
      Task:                                   (in thousands)        %
      -----                                   --------------      ----
      Auditing Remediation Efforts                      126         7%
      Hardware Remediation                            1,098        61%
      Internal and External Personnel Resources         378        21%
      Software Upgrades/Remediation/Testing             198        11%
                                              --------------      ----
                                      Total           1,800       100%
                                              --------------      ----

         The remaining cost of the Company's Year 2000 Project and the dates on which the Company plans to complete the Year 2000 compliance program are based on management's current estimates, which are derived utilizing numerous assumptions. Such assumptions include, but are not limited to, the continued availability of certain resources, the readiness of third-parties through their own remediation plans, the absence of costs associated with implementation of any contingency plan, and the lack of acquisitions by the Company requiring additional remediation efforts. These assumptions are inherently uncertain and actual events could differ significantly from those anticipated.
         The team is communicating with other companies, on which the Company's systems rely and is planning to obtain compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.
         Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company is currently assessing the consequences of its Year 2000 project not being completed on schedule or its remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Management is ranking suppliers based on how critical each supplier is believed to be to the Company's operations. The Company is requesting a copy of the Year 2000 project plan under which these suppliers are operating. The Company's Year 2000 project team will review these plans. If a supplier is deemed to be critical and has a project plan that does not meet our expectations for completion, the Company will examine all of the circumstances and develop a contingency plan. Contingency plans may include the identification and use of an alternate supplier of the product or service that is Year 2000 compliant or the purchase of additional levels of inventory as a precaution based on the Company's expected needs. Management expects to complete its Year 2000 contingency planning during the first quarter of fiscal 2000.

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

                                             HEILIG-MEYERS COMPANY


       Date:  January 6, 1999             by /s/William C. DeRusha
                                          -------------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer

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