Form 10-Q
period 1998-11-30
HEILIG MEYERS CO
filed 1999-01-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              November 30, 1998
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1999.

        59,777,405 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three and Nine Months Ended November 30, 1998
            and November 30, 1997 (Unaudited)                          3

            Consolidated Balance Sheets as of November 30, 1998
            (Unaudited) and February 28, 1998 (Audited)                4

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 1998 and
            November 30, 1997 (Unaudited)                              5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         18

Item 2.     Changes in Securities                                     19

Item 6.     Exhibits and Reports on Form 8-K                          20

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                Three Months Ended    Nine Months Ended
                                  November 30,          November 30,
                                  ------------          ------------
                                 1998       1997      1998       1997
                                 ----       ----      ----       ----

Revenues:
      Sales                    $654,694  $602,004  $1,844,849 $1,606,205
      Other income               73,515    76,464     227,306    228,799
                               --------  --------  ---------- ----------
        Total revenues          728,209   678,468   2,072,155  1,835,004
                               --------  --------  ---------- ----------

Costs and Expenses:
      Costs of sales            434,997   399,208   1,234,260  1,063,151
      Selling, general and
        administrative          233,550   233,566     664,781    613,367
      Interest                   19,121    16,494      57,247     48,023
      Provision for doubtful
        accounts                 30,645   104,667      76,338    149,528
                               --------  --------  ---------- ----------
        Total costs
            and expenses        718,313   753,935   2,032,626  1,874,069
                               --------  --------  ---------- ----------

Earnings (loss) before
         provision for
      income taxes                9,896   (75,467)     39,529    (39,065)

Provision (benefit) for
         income taxes             3,622   (26,345)     14,303    (12,983)
                               --------  --------- ---------- -----------

Net earnings (loss)            $  6,274  $(49,122) $   25,226 $  (26,082)
                               ========  ========= ========== ===========


Net earnings (loss) per share of common stock:
      Basic                    $   0.11  $  (0.87) $     0.43 $    (0.47)
                               ========  ========= ========== ===========
         Diluted               $   0.10  $  (0.87) $     0.42 $    (0.47)
                               ========  ========= ========== ===========

Cash dividends per share of
      common stock             $   0.07  $   0.07  $     0.21 $     0.21
                               ========  ========  ========== ==========



See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                             November 30,   February 28,
                                                1998            1998
                                                ----            ----
                                             (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash                                       $   18,804       $   48,779
  Accounts receivable, net                      267,378          392,765
  Retained interest in securitized
     receivables at fair value                  208,670          182,158
  Inventories                                   532,264          542,868
  Other current assets                          150,737          126,978
                                             ----------       ----------
     Total current assets                     1,177,853        1,293,548

Property and equipment, net                     385,823          398,151
Other assets                                     65,818           55,321
Excess costs over net assets acquired, net      353,439          350,493
                                             ----------       ----------
                                             $1,982,933       $2,097,513
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  175,000       $  260,000
  Long-term debt due within
     one year                                   130,941           22,365
  Accounts payable                              210,209          203,048
  Accrued expenses                              179,442          216,738
                                             ----------       ----------
     Total current liabilities                  695,592          702,151
                                             ----------       ----------

Long-term debt                                  583,303          715,271
Deferred income taxes                            69,834           70,937

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          59,765 and 58,808, respectively)      119,530          117,616
      Capital in excess of par value            241,983          230,580
      Unrealized gain on investments              3,508            4,548
      Retained earnings                         269,183          256,410
                                             ----------       ----------
         Total stockholders' equity             634,204          609,154
                                             ----------       ----------
                                             $1,982,933       $2,097,513
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                     Nine Months Ended
                                                        November 30,
                                                   -------------------
                                                   1998           1997
                                                   ----           ----
Cash flows from operating activities:
   Net earnings (loss)                          $ 25,226      $ (26,082)
    Adjustments to reconcile net
     earnings (loss) to net cash provided
     (used) by operating activities:
       Depreciation and amortization              43,402         39,451
       Provision for doubtful accounts            76,338        149,528
       Store closing charge payments              (7,665)           -
       Other, net                                 (3,859)         3,023
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                  45,304       (197,606)
             Retained interest in securitized
               receivables at cost               (28,190)           -
             Other receivables                   (23,982)       (56,895)
             Inventories                          10,392        (71,816)
             Prepaid expenses                     22,601            517
             Accounts payable                      6,591         46,604
             Accrued expenses                     (8,831)        28,298
                                                ---------      ---------

               Net cash provided (used) by
               operating activities              157,327        (84,978)
                                                ---------      ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                -          (10,826)
   Additions to property and equipment           (48,685)       (59,463)
   Disposals of property and equipment            18,911          8,035
   Miscellaneous investments                     (36,489)       (11,097)
                                                ---------      ---------

               Net cash used by investing
               activities                        (66,263)       (73,351)
                                                ---------      ---------

Cash flows from financing activities:
   Net (decrease) increase in notes payable      (85,000)        96,900
   Proceeds from long-term debt                      -          174,767
   Payments of long-term debt                    (23,728)       (99,789)
   Issuance of common stock                          142            976
   Dividends paid                                (12,453)       (12,114)
                                                ---------      ---------

               Net cash (used) provided
               by financing activities          (121,039)       160,740
                                                ---------      ---------

Net (decrease) increase in cash                  (29,975)         2,411
Cash at beginning of period                       48,779         14,959
                                                ---------      ---------
Cash at end of period                           $ 18,804       $ 17,370
                                                =========      =========


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying consolidated financial statements of Heilig- Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1998. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The results for the third quarter of fiscal year 1999 are not necessarily indicative of future financial results.

B. On October 14, 1998, the Board of Directors declared a cash dividend of $0.07 per share which was paid on November 21, 1998, to stockholders of record on November 4, 1998.

C. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $57,021,000 and $60,306,000 and unearned finance income was $32,508,000 and $46,980,000 at November 30, 1998, and February 28, 1998, respectively.

D.   The  Company  made   (received)  net  income  tax  payments   (refunds)  of
     $(10,705,000) and $4,404,000 during the nine months ended November 30, 1998, and November 30, 1997, respectively.

E.   The Company made interest  payments of $51,242,000 and  $39,973,000  during
     the  nine  months  ended   November  30,  1998,   and  November  30,  1997,
     respectively.

F. Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the total non-owner changes in equity for all periods displayed. Comprehensive income for the three and nine month periods ended November 30, 1998 and 1997 are as follows:

                                     Three Months Ended       Nine Months Ended
                                         November 30,            November 30,
                                       1998       1997         1998      1997
     --------------------------------------------------------------------------

         Net income (loss)          $ 6,274   $(49,122)     $25,226  $(26,082)

         Increase (decrease)
              in unrealized
              gain on
              investments               763        --        (1,040)   (1,430)
                                    -------   ---------     -------- ---------

         Comprehensive income
              (loss)                $ 7,037   $(49,122)      $24,186 $(27,512)
                                    =======   =========     ======== =========

G. In February 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The new statement will change disclosure requirements related to pension and other postretirement benefit obligations. The new statement will be implemented in fiscal 1999 and will not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement will be limited to the form and content of disclosures.

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

     In March 1998 the AICPA issued Statement of Position("SOP")98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                         MacSaver Financial Services, Inc.
                      Summarized Statements of Operations
                           (Amounts in thousands)

                                   (Unaudited)           (Unaudited)
                                Three Months Ended    Nine Months Ended
                                   November 30,           November 30,
                                  1998      1997         1998      1997
                               ----------------------------------------
Net revenues                   $ 74,010  $ 66,787    $217,704  $189,752
Operating expenses               62,060   120,369     172,851   228,702
                               --------  ---------   --------  --------
   Earnings (loss) before
    taxes                        11,950   (53,582)     44,853   (38,950)
                               --------  ---------   --------  ---------
Net earnings (loss)            $  7,768  $(34,828)   $ 29,155  $(25,317)
                               ========  =========   ========  =========

                     MacSaver Financial Services, Inc.
                          Summarized Balance Sheets
                           (Amounts in thousands)

                                          November 30,     February 28,
                                                 1998             1998
                                          -----------      -----------
                                          (Unaudited)        (Audited)

Current assets                             $   34,739       $   29,545
Accounts receivable, net                      154,732          295,405
Retained interest in securitized
  receivables at fair value                   208,670          182,158
Due from affiliates                           672,182          645,291
                                           ----------       ----------
  Total Assets                             $1,070,323       $1,152,399
                                           ==========       ==========

Current liabilities                        $  153,760       $   48,951
Notes payable                                 175,000          260,000
Long-term debt                                570,000          700,000
Stockholder's equity                          171,563          143,448
                                           ----------       ----------
  Total Liabilities and Equity             $1,070,323       $1,152,399
                                           ==========       ==========

I. The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                       (Unaudited)        (Unaudited)
                                   Three Months Ended   Nine Months Ended
                                       November 30,       November 30,
                                       1998      1997     1998      1997
                                   ------------------   -----------------
      (Amounts in thousands except per share data)

      Numerator:
             Net earnings (loss)      $6,274   $(49,122)  $25,226 $(26,082)
      Denominator:
             Denominator for basic
             earnings (loss) per
             share - average
             common shares
             outstanding              59,641     56,786    59,175   55,730

             Effect of potentially
             dilutive stock options       39        -         376      -

             Effect of contingently
             issuable shares
             considered earned           773        -         346      -
                                      ------     ------   -------   ------

             Denominator for diluted
             earnings (loss) per
             share                    60,453     56,786    59,897   55,730

      Basic EPS                      $  0.11   $  (0.87)  $  0.43 $  (0.47)
      Diluted EPS                       0.10      (0.87)     0.42    (0.47)


      Options to purchase 4,851,000 and 5,093,000 shares of common stock at prices ranging from $9.03 and $5.52 to $35.06 per share were outstanding at November 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings (loss) per share because they would have been antidilutive.


J. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16,683,000 or $.30 per share. Amounts charged to the provision during the nine months ended November 30, 1998 are as follows:

                                                   Amount
                                                   Utilized      Remaining
                                      Reserve as   through       Reserve as
                                      of March 1,  November 30,  of November 30,
         (Amounts in thousands,       1998         1998          1998
              unaudited)              -----------------------------------

         Severance                     $ 6,648      $ 3,442       $ 3,206
         Lease & facility exit cost      7,680        4,223         3,457
         Fixed asset impairment          5,133        4,656           477
                                       ----------------------------------
         Total                         $19,461      $12,321       $ 7,140
                                       ==================================

     The Company expects to complete the store closings, office downsizing, and private label credit card program reorganization within the current fiscal year. Accordingly, the substantial majority of the reserves are expected to be utilized during fiscal 1999. Amounts related to certain severance agreements and long-term lease obligations may extend beyond fiscal 1999.

     During the third quarter of fiscal 1999, the Company reversed $1.3 million of pretax reserves related to the severance component of the Profit Improvement Plan. Management evaluated the reserves and determined that the amount was no longer needed to settle the remaining obligations.

K. On September 1, 1998, the Company acquired certain assets of Guardian Protection Products ("Guardian"). The Company has issued 666,667 shares of common stock related to the acquisition. Unless the Company's common stock trades for at least ten consecutive trading days during the period from September 1, 1998 through August 31, 1999 at a per share price of $15.00 or more, additional shares will be issued so that the aggregate number of shares issued in connection with the acquisition equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days ending on August 31, 1999 or such earlier date as may be selected by the Company. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate consideration will not exceed $14.5 million.

L. On September 17, 1998, the Company's operating facilities and systems in Puerto Rico sustained major damage from Hurricane Georges. The Puerto Rico operations usually account for less than 5% of the Company's sales. The Company maintains insurance for both property damage and business interruption applicable to its operations. The Company is still investigating the damage, and all insurance claims are being evaluated. An estimate of any loss or possible loss cannot be made at this time.

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

         In connection with this Profit Improvement Plan, the Company has completed its store closing plan, downsized administrative and support facilities, committed to a new arrangement for the Heilig-Meyers private label credit card program, and implemented programs to improve the overall performance of the Heilig-Meyers stores. The Company completed the reorganization of the private label credit card program during the third quarter of fiscal 1999.

Revenues and Earnings

      Total revenues for the quarter rose 7.3% to $728.2 million from $678.5 million in the prior year. Rhodes, The RoomStore and Mattress Discounters contributed approximately 38.6% or $281.4 million of the total revenues. Total revenues for stores operated under the Heilig-Meyers format for the quarter increased 0.6% from the prior year. Net earnings for the quarter increased to $6.3 million (or $0.10 per share) from a loss of $49.1 million (or a loss of $0.87 per share) in the prior year. Net earnings for the nine months increased to $25.2 million (or $0.42 per share) from a loss of $26.1 million (or a loss of $0.47 per share).

         Sales for the third quarter of fiscal 1999 increased 8.8% to $654.7 million from $602.0 million in the third quarter of the prior year. For the nine-month period ended November 30, 1998, sales increased 14.9% to $1,844.8 million from $1,606.2 million. Rhodes, The RoomStore and Mattress Discounters units contributed approximately 41.3% or $270.7 million of sales. The overall increase in sales was primarily attributable to an increase in operating units from November 30, 1997 to November 30, 1998, and a comparable store sales increase of 2.4% and 2.7%, for the three and nine months ended November 30, 1998, respectively. Price changes had an immaterial impact on the overall sales increase for the quarter. During the first quarter of fiscal 1999, the Rhodes division began operating under a new merchandising and advertising format designed to reposition the division to a higher-end retail format. Customer response to this program during the introductory period has been below expectation. As a result, the Company's sales were negatively impacted. The merchandising and advertising plans at Rhodes have been modified to address these results. The Company is also currently examining several strategic alternatives regarding its Rhodes operations. The Company has engaged an international investment banking firm to assist the Company in evaluating these alternatives. The alternatives under consideration include a sale of the entire Rhodes subsidiary or a combination of the sale of certain store assets; the conversion of selected stores to other formats of the Company; and the operation of certain stores under the modified Rhodes concept with potential market exits as leases expire. The analysis of these alternatives is expected to be complete by the end of the fourth quarter of fiscal 1999. The Company already sold the eight Rhodes stores operating in Colorado during the third quarter of fiscal 1999. These stores were operating at a loss and had sales for the current fiscal year of $25.8 million.

         Sales for the Company's four primary retail formats were as follows:

                    Three Months Ended            Nine Months Ended
                        November 30,                November 30,
                               (Sales amounts in millions)
                    1998           1997             1998             1997
                 -----------    -----------     -----------      -----------
                         % of          % of             % of             % of
                 Sales Sales    Sales Sales       Sales Sales      Sales Sales
                ------ -----   ------ -----    -------- -----   -------- -----
Heilig-Meyers   $384.0  58.7   $376.5  62.5    $1,072.9  58.2   $1,057.4  65.8
Rhodes           128.7  19.7    138.5  23.0       357.1  19.4      361.2  22.5
The RoomStore     82.1  12.5     39.9   6.7       230.4  12.4      104.5   6.5
Mattress
 Discounters      59.9   9.1     47.1   7.8       184.4  10.0       83.1   5.2
                ------         ------          --------         --------
     Total      $654.7         $602.0          $1,844.8         $1,606.2
                ======         ======          ========         ========

         Store counts for the Company's four primary retail formats as of November 30,:
                                             1998              1997
                                             ----              ----
                                             # of              # of
                                            Stores            Stores
                                            ------            ------
Heilig-Meyers                                  846               871
Rhodes                                          95               100
The RoomStore                                   71                48
Mattress
 Discounters                                   230               171
                                             -----             -----
     Total                                   1,242             1,190
                                             =====             =====

         As a percentage of sales, other income decreased during the third quarter to 11.2% from 12.7% in the prior year quarter. For the nine months ended November 30, 1998, other income decreased as a percentage of sales to 12.3% from 14.2% in the prior year. This decrease is primarily the result of the concentration of total sales growth, compared to the prior year quarter, in The RoomStore and Mattress Discounters formats. These formats utilize credit programs maintained by a third party and, unlike the Heilig-Meyers in-house program, generally do not produce finance income for the Company. Within the Heilig-Meyers format, other income decreased as a percentage of sales 1.6% and
 .3% of sales for the quarter and nine months ended November 30, 1998. The decrease is due to a reduction of finance income as a result of the sale of the Company's revolving credit program in September of 1998. The decrease is also the result of relatively flat sales with a higher level of securitized receivables compared to the prior period.

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

Costs and Expenses

         Costs of sales remained relatively flat during the quarter at 66.4% of sales compared to 66.3% in the prior year quarter. For the nine-month period ended November 30, 1998, costs of sales increased to 66.9% of sales from 66.2% in the prior year. These increases were primarily the result of lower raw selling margins at the Company's Rhodes format. As noted above, customer response to the new Rhodes merchandising and advertising format was below expectation during the nine months ended November 30, 1998. As a result, sales were weighted towards goods that carry lower margins or goods that have been dropped from the merchandise line-up which were sold at discounted prices. The merchandising and advertising plans at Rhodes have been modified to address these results.

      Selling, general and administrative expense decreased as a percentage of sales to 35.7% from 38.8% in the prior year quarter. The decrease between quarters was the result of sales leverage gained from total sales growth in The RoomStore and Mattress Discounters formats. The Rhodes, The RoomStore and Mattress Discounters units generally have lower levels of administrative costs as a percentage of sales than the Heilig-Meyers units as these stores' revolving credit extension and collections are maintained by third-party credit providers. The decrease for the quarter is also related to expense control and lower advertising. A reversal of $1.3 million of the previously recorded severance accrual related to the store closing component of the Profit Improvement Plan adopted in the fourth quarter of fiscal 1998 was also made during the quarter. This reversal was made based on the determination that these estimated amounts would not be paid. The prior year quarter includes expenses of $6.5 million related to the cost reductions in administrative office and distribution center facilities, primarily through personnel reductions and consolidations. For the nine month period ended November 30, 1998, selling, general and administrative expenses were 36.0% of sales compared to 38.2% in the prior year. The decrease between periods is also the result of a reduction in the salaries and related expenses as a percentage of sales at the stores and in the administrative functions of the Heilig-Meyers format. Lower salary and related expenses are the result of initiatives put in place in conjunction with the Profit Improvement Plan. In December of 1998, certain senior executives elected to retire early from their responsibilities at the Company. The senior executives were Troy Peery, President and Chief Operating Officer; Joseph Jenkins, Executive Vice President, Mattress Discounters; and George "Buck" Thornton, Executive Vice President, Rhodes. The Company expects several additional early retirements to be completed in the fourth quarter of fiscal 1999. Related to these early retirements, the Company expects to incur charges of approximately $8.0 million in the fourth quarter of fiscal 1999.

      Interest expense was 2.9% and 2.7% of sales in the third quarters of fiscal years 1999 and 1998, respectively. For the quarter, weighted average long-term debt decreased to $708.8 million from $722.6 million in the prior year third quarter. The decrease in long-term debt levels between years is a result of repayments made on $20.0 million of private placement debt in the third quarter of fiscal 1999. Weighted average long-term interest rates decreased to 7.6% from 7.7% in the prior year. Weighted average short-term debt increased to $254.0 million from $220.8 million in the prior year. Weighted average short-term interest rates increased to 6.1% from 6.0% in the prior year. For the nine-month period ended November 30, 1998, interest expense increased to 3.1% of sales from 3.0% in the prior year. Interest expense remained relatively flat as a percentage of sales to the prior year period due to sales leverage gained from the Mattress Discounters units, which were purchased with common stock in July 1997 and January 1998.

      The provision for doubtful accounts decreased for the third quarter, as a percentage of sales, to 4.7% from 17.4% in the prior year quarter. For the nine-month period ended November 30, 1998, the provision decreased to 4.1% from 9.3% in the prior year. The decrease was attributable to the Company recording $79.3 million in additional reserves and write-offs during the third quarter of the prior year. The prior year charge included $50.0 million (or $0.57 per share and 8.3% of sales) to adjust the provision for estimated write-offs in response to the credit environment, characterized by increased delinquencies and higher bankruptcies. The prior year charge also included $14.3 million related to the estimated losses for stores closed as part of the Profit Improvement Plan and $15.0 million as part of the Company's plan to reorganize its private label credit card program. For those stores offering installment credit, the provision was 7.7% and 26.9% of sales for the three months, and 6.9% and 13.7% for the nine months ended November 30, 1998 and 1997, respectively.

      The effective income tax rate for the third quarter of fiscal 1999 was 36.6% compared to an income tax benefit of 34.9% for the third quarter of fiscal 1998. For the nine-month period ended November 30, 1998, the effective income tax rate was 36.2% compared to an income tax benefit of 33.2% in the prior year. The increase is due to the impact of the loss incurred during the third quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

      The Company decreased its cash position $30.0 million to $18.8 million at November 30, 1998, from $48.8 million at February 28, 1998, compared to an increase of $2.4 million in the comparable period a year ago.

      Net cash inflow from operating activities was $157.3 million, compared to an outflow of $85.0 million in the comparable period of the prior year. The Company has continued to slow the expansion of its store base, which has resulted in improved cash flows provided by operating activities. The Company participated in asset securitizations in the second and third quarters of fiscal 1999 resulting in cash inflows from the sales of receivables of $59.3 million and $100.0 million, respectively. As a result of the securitizations, cash flows provided by operating activities exceeded cash flows used by investing activities for the nine months ended November 30, 1998. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and certain RoomStore stores. During the nine months ended November 30, 1998, installment accounts receivable increased at a slower rate than the prior year period primarily due to the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 1999 quarters. However, the Company expects to continue to periodically sell accounts receivable as a source of cash flows from operating activities. During the nine months ended November 30, 1998, inventory decreased compared to an increase in the prior year period. The variation in the change in inventory between years is primarily the result of the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan and prior year purchases related to newly acquired stores.

     Investing activities produced negative cash flows of $66.3 million during the nine months ended November 30, 1998 compared to negative cash flows of $73.4 million in the prior year period. The decrease in negative cash flows from investing activities is primarily due to a decrease in acquisitions and additions to property and equipment during the period. Pursuant to the Profit Improvement Plan, management has taken steps to slow the growth of the capital intensive Heilig-Meyers format and lower overall spending on capital projects. During the prior year period cash used for additions to property and equipment for the nine months ended November 30, 1997 resulted from the opening of 36 new Heilig-Meyers store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds. Cash used for miscellaneous investments during the nine months ended November 30, 1998 includes deposits paid by the Company related to the change in the lessor of certain leased real estate.

     Financing activities produced negative cash flows of $121.0 million during the nine months ended November 30, 1998 compared to a $160.7 million positive cash flow in the prior year period. The negative cash flow from financing activities in the current year quarter is due to the decrease in notes payable and payments of long-term debt. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the nine months ended November 30, 1998. As of November 30, 1998, long-term notes payable with an aggregate principal amount of $175 million securities have been issued to the public under this Registration Statement. As of November 30, 1998, the Company had a $400.0 million revolving credit facility in place, which expires in July 2000. This facility includes eleven banks and had $175.0 million outstanding and $225.0 million unused as of November 30, 1998. The Company also had additional lines of credit with banks totaling $50.0 million, all of which was unused as of November 30, 1998. These additional lines of credit will be reduced to $35 million during the fourth quarter of fiscal 1999.

     As a result of charges recorded in fiscal 1998 under the Profit Improvement Plan, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. In addition, certain provisions of the Company's bond indenture had restricted the Company's ability to incur long-term debt until certain covenant restrictions are met. These bond indenture provisions were met as of November 30,1998 and the restrictions were eliminated. The Company may be required to obtain further amendments to its bank debt agreements during the fourth quarter of fiscal 1999 in order to continue to maintain covenant compliance. Based upon discussions with certain of the Company's bank lenders, management believes that any required amendments will be obtained by the end of the fourth quarter of fiscal 1999.


         Total debt as a percentage of debt and equity was 58.4% at November 30, 1998, compared to 62.1% at February 28, 1998. The decrease in total debt as a percentage of debt and equity is primarily the result of the use of cash generated from operating activities including securitizations to reduce notes payable outstanding. The current ratio was 1.7X at November 30, 1998, compared to 1.8X at February 28, 1998. The decrease in the current ratio from February 28, 1998 to November 30, 1998 is primarily attributed to the reclassification of $130 million from long-term notes payable to the current portion as a result of the maturity of these amounts within the next twelve months.

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

         During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management expects to complete the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries' critical systems is expected in the first quarter of fiscal year 2000, which ends May 31, 1999. The testing stage for the entire Company is planned for the first quarter of fiscal year 2000. The Company is in the early stages of making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.

         Since the project's beginning in fiscal 1997, the Company has incurred approximately $.9 million in expenses in updating its management information system to alleviate potential year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan.

         The remaining expenditures are expected to be approximately $1.5 million, which will be expensed as incurred. Expected future expenditures can be broken down as follows:




                                                  Dollars
      Task:                                    (in thousands)          %
      -----                                    --------------          -
      Auditing Remediation Efforts                     $  105         7%
      Hardware Remediation                                915        61%
      Internal and External Personnel Resources           315        21%
      Software Upgrades/Remediation/Testing               165        11%
                                               ------------------------------
                                      Total            $1,500       100%

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



FORWARD-LOOKING STATEMENTS

         Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities and format realignments, the Company's ability to realize cost savings and other synergies from recent acquisitions as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, the ability of the Company, its key vendors and service providers to effectively correct the Year 2000 issue, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

                                     PART II

Item 1. Legal Proceedings

The Company previously reported involvement in certain cases regarding non-filing fees charged by the Company on certain credit transactions as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 including Kirby et al v. Heilig-Meyers Furniture Company and Heilig-Meyers Company. In November 1998, the Company entered a settlement agreement in the Kirby case, subject to certain conditions including a fairness hearing scheduled for March 12, 1999. The settlement is not expected to have a material adverse impact on the Company's financial statements.

Item 2.   Changes in Securities.

(c) On September 1, 1998, the Company acquired certain assets of Guardian Protection Products ("Guardian") in a transaction in which the shareholder of Guardian received 533,334 shares of the Company's Common Stock and an additional 133,333 shares of the Company's Common Stock were placed in escrow. The shares in escrow were released to the former shareholder of Guardian in November of 1998. Unless the Company's common stock trades for at least ten consecutive trading days during the period from September 1, 1998 through August 31, 1999 at a per share price of $15.00 or more, additional shares will be issued so that the aggregate number of shares issued in connection with the acquisition equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days ending on August 31, 1999 or such earlier date as may be selected by the Company. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate purchase price will not exceed $14.5 million. The sale of the foregoing shares were exempt from registration under the Securities Act of 1933 (the "Act") as transactions not involving a public offering, based on the fact that the shares were sold to an accredited investor under Rule 506 of Regulation D under the Act.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There were two Current Reports on Form 8-K filed during the quarterly period ended November 30, 1998. On September 9, 1998, Registrant filed a Form 8-K in which it attached and incorporated by reference the September 8, 1998 press release issued by the Registrant reporting August sales and other information.

                  On September 18, 1998, Registrant filed a Form 8-K in which it attached and incorporated by reference the September 16, 1998 press release reporting results for the second quarter ended August 31, 1998.


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




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 13, 1999               /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      January 13, 1999               /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer