Form 10-Q/A
period 1998-11-30
HEILIG MEYERS CO
filed 1999-02-08
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934


For the quarterly period ended        November 30, 1998       or
                               -------------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    ----------------------

Commission file number                   #1-8484
                       ----------------------------------------------

                              Heilig-Meyers Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Virginia                                                  54-0558861
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  12560 West Creek Parkway, Richmond, Virginia                   23238
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                                 (804) 784-7300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 1999.

                  59,777,405 shares of Common Stock, $2.00 par value.

The Form 10-Q for the quarter ended  November 30, 1998 is amended by adding Item
5.


                                     PART II
                                OTHER INFORMATION
                            ITEM 5. OTHER INFORMATION



The SEC has adopted Rule 14a - 4(c), effective June 29, 1998, which determines how proxies designated by public corporations may use discretionary voting authority on stockholder proposals made at annual meetings. The Company will have unrestricted use of discretionary voting authority, without any discussion of the matter in the proxy statement, if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 1999 annual meeting of stockholders, this notice must be received by March 24, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Heilig-Meyers Company
                                          (Registrant)


Date: February 8, 1999                    /s/ Roy B. Goodman
                                          -------------------------------
                                          Roy B. Goodman
                                          Executive Vice President and Principal
                                          Financial Officer