Form 10-K
period 1999-02-28
HEILIG MEYERS CO
filed 1999-06-01
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 28, 1999 or

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

                                       None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No .
                                                      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 27, 1999 was approximately $329,240,770.

         This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 27, 1999 by (ii) the number of shares of the registrant's common stock not held by the executive officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

         As of May 27, 1999, there were outstanding 59,861,182 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 16, 1999, are incorporated by reference into
Part III.

                                     INDEX

PART 1
ITEM 1.  BUSINESS                                                      Page
         A.  Introduction                                                4
         B.  Industry Segments                                           4
         C.  Nature of Business
                  General                                                5
                  Competition                                            5
         D.  Store Operations
                  General                                                6
                  Merchandising                                          7
                  Advertising and Promotion                              7
                  Credit Operations                                      8
                  Distribution                                           9
                  Customer Service                                       9
         E.  Corporate Expansion                                        10
         F.  Other Factors Affecting the Business of Heilig-Meyers
                  Suppliers                                             11
                  Service Marks, Trademarks and Franchise Operations    11
                  Seasonality                                           11
                  Employees                                             11
                  Foreign Operations and Export Sales                   11

ITEM 2.  PROPERTIES                                                     12

ITEM 3.  LEGAL PROCEEDINGS                                              13

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS           13

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
               RELATED STOCKHOLDER MATTERS                              15

ITEM 6.  SELECTED FINANCIAL DATA                                        16

ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS         18

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                     26

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA                    27

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
                  on ACCOUNTING and FINANCIAL DISCLOSURE                52

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT            52

ITEM 11.  EXECUTIVE COMPENSATION                                        52

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
          and MANAGEMENT                                                52

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS                52

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
          REPORTS on FORM 8-K                                           53

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

         The Company has grown in recent years, in part, through a series of acquisitions. Among the acquisitions are the February 1995 acquisition of certain assets relating to the operations of 17 stores owned by Berrios Enterprises of Caguas, Puerto Rico, the October 1996 acquisition of certain assets relating to the 20 stores of J. McMahan's in Santa Monica, California and the unrelated acquisition of certain assets relating to the 23 stores of Self-Service Furniture Company of Spokane, Washington, the December 1996 acquisition of the Atlanta, Georgia-based Rhodes, Inc., a publicly traded home furnishings retailer with, at the time of acquisition, 105 stores in 15 states, and the February 1997 acquisition of certain assets relating to the 10 stores of The RoomStore, Inc. of Fort Worth, Texas. The Company also acquired the assets of the 19-store Star Furniture chain based in North Carolina in February 1997. The Company acquired Mattress Discounters Corporation and a related corporation in July 1997, with 169 stores in 10 states and Washington, D.C. The Company also acquired The Bedding Experts, Inc. with 54 stores in Chicago, Illinois and the surrounding area in January 1998. The Company also acquired the assets of 5 John
M. Smyth's Homemakers stores, a Chicago, Illinois furniture chain in January 1998, and the 24-store Hub Furniture chain based in Columbia, Maryland in February 1998 which both currently operate under The RoomStore division. In addition, the Company acquired substantially all of the operating assets and liabilities of Guardian Protection Products in September 1998. The Rhodes, RoomStore, and Mattress Discounters chains continue to operate under their respective names and formats.

         On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets is being made. This review includes the retention of third parties to advise on possible divestiture of the Rhodes and Mattress Discounters divisions. On May 28, 1999, the Company entered into a definitive agreement to sell substantially all of its interest in its Mattress Discounters division. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter of fiscal 2000. The Company will retain a 7% interest in Mattress Discounters. The cash proceeds from the sale, net of transaction costs, are estimated at $206.7 million and will be used to pay down debt. The Company has continued its evaluation of the possible divestiture of all or part of its Rhodes division.

                           B.  Industry Segments

         The Company has significant operations aligned in four operating divisions: Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters. For the financial results of the Company's operating divisions, see Note 15 of Notes to Consolidated Financial Statements in Item 8 of Part II found on page 47 of this annual report.

         The Company's "Heilig-Meyers" division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The "Rhodes" division is comprised of 97 stores as of April 30, 1999. The Rhodes division's retailing strategy is selling quality furniture to a broad base of middle income customers. Stores under "The RoomStore" division display and sell furniture in complete room packages. The rooms are arranged by professional designers and sell at a value if purchased as a group. The RoomStore also includes the 32 stores operating in Puerto Rico under the "Berrios" name, which like the Heilig-Meyers stores, offer a broad line of furniture. The "Mattress Discounters" division was acquired in fiscal 1998 and includes 236 stores as of April 30, 1999. Mattress Discounters is the Nation's largest retail bedding specialist. Stores are classified by operating format rather than by the name under which a store is operated.

                           C.  Nature of Business

General
         The Company is the Nation's largest specialty retailer of furniture, bedding and related items with 1,253 stores (as of April 30, 1999), 1,221 of which are located in 35 states and Washington, D.C., with the remainder in Puerto Rico. The Company's Heilig-Meyers stores are primarily located in small towns and rural markets in the southern, mid-western and western Continental United States. The 97 Rhodes stores are primarily located in the mid-sized markets and metropolitan areas of 14 southern and midwestern states. The 107 stores of The RoomStore are primarily located in 7 states, including Texas, Illinois and Maryland and in Puerto Rico. The 236 Mattress Discounters stores are primarily located in 11 eastern states, Washington D.C., California and Colorado.

         The Company's operating strategies include: (1) offering a broad selection of competitively priced home furnishings, including furniture and accessories, and bedding, and in the Heilig-Meyers stores and in the Berrios stores in Puerto Rico, consumer electronics, appliances, and other items such as jewelry, small appliances and seasonal goods; (2) locating Heilig-Meyers stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan market; (3) offering credit programs to provide flexible financing to its customers; (4) utilizing centralized inventory and distribution systems in strategic regional locations to support store inventory and merchandise delivery operations; (5) emphasizing customer service and repair service for consumer electronics and other mechanical items.

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

                           D.  Store Operations

General
         The Company's Heilig-Meyers stores generally range in size from 12,000 to 35,000 square feet, with the average being approximately 25,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban shopping experience in a rural location. During the last five years, the Company has revised its Heilig-Meyers prototype store construction program. The Company added 8 of these stores in fiscal 1997, 16 in fiscal 1998 and 3 in fiscal 1999. The prototype stores are 27,000 square feet and feature the latest display techniques and construction efficiencies. Certain features of these prototype stores are incorporated into other locations through the Company's ongoing remodeling program. The Company's existing store remodeling program, under which stores are remodeled on a rotational basis, provides the Company's older stores with a fresh look and up-to-date displays on a periodic basis. During fiscal 1999, the Company remodeled 26 existing stores and plans to remodel approximately 20 existing stores in fiscal 2000. The existing Rhodes, The RoomStore, and Mattress Discounters stores average approximately 34,000, 35,000, and 4,000 square feet, respectively. The Company does not have significant remodeling activities planned for these formats during fiscal 2000.

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

Merchandising
         The Company's Heilig-Meyers merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding and other items such as jewelry and seasonal goods. The RoomStore and Rhodes stores primarily sell mid-price-point furniture and accessories, and bedding. The Mattress Discounters stores are specialty bedding retailers and sell across the full spectrum of bedding price points. During the three most recent fiscal years, the percentage of store sales derived from the various merchandising categories were as follows (by format):

                                   1999              1998             1997
                                   ----              ----             ----

Heilig-Meyers Furniture:
Furniture and accessories           64%               60%              60%
Consumer electronics                 7                 9               10
Bedding                             13                13               12
Appliances                           7                 7                8
Other (e.g. jewelry and
       seasonal goods)               9                11               10

Rhodes:
Furniture and accessories           90                89               89
Bedding                             10                11               11

The RoomStore:
Furniture and accessories           90                90              n/a
Bedding                             10                10              n/a

Mattress Discounters:
Furniture and accessories           10                10              n/a
Bedding                             90                90              n/a


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

         While the basic merchandise mix within each operating format remained fairly constant during fiscal 1999, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. During fiscal 1999, the Company continued to strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements that improve inventory management.

Advertising and Promotion
         Direct mail circulars are a key part of the Company's marketing program. The Company centrally designs its direct mail circulars for its Heilig-Meyers stores, which accounted for approximately 38% of the Company's Heilig-Meyers store advertising expenses in fiscal 1999. In fiscal 1999, the Heilig-Meyers format distributed over 210 million direct mail circulars. This included monthly circulars sent by direct mail to over fifteen million households on the Heilig-Meyer's mailing list and special private sale circulars mailed to approximately 1.3 million of these households each month, as well as during special promotional periods. In its Rhodes stores, direct mailing comprised approximately 20% of total advertising expenses in fiscal 1999, with circulars being mailed to approximately six million households per promotion. Included are amounts associated with the two color catalogues distributed by Rhodes in the May-June and October-November time frame of fiscal 1999. Direct mailing expenses accounted for approximately 15% of advertising expenses at The RoomStore during fiscal 1999, with circulars being mailed to approximately 900,000 customers per month. Direct mailing expenses comprised approximately 40% of total advertising expenses at Mattress Discounters during fiscal 1999, with approximately fourteen million circulars mailed each month.

         In addition to the Company's utilization of direct mail circulars, television and radio commercials are produced for each format and aired in virtually all of the Company's markets. Newspaper advertising is placed largely at the store level. The Company also utilizes Spanish language television and radio in selected markets with significant Hispanic populations. The Company regularly conducts approximately 42 Heilig-Meyers store promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. The Company generally conducts promotions twice each month in its The RoomStore format and weekly in its Rhodes and Mattress Discounters formats.

         During   fiscal  1999,   the  Company   continued  to  utilize   market
segmentation techniques to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of those potential customers most likely to make a purchase. The Company believes that the availability as well as the terms of credit are key determinants in the purchasing decision at its Heilig-Meyers stores, and therefore, promotes credit availability by disclosing monthly payment terms in those circulars.

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

         The Company believes its credit program fosters customer loyalty and repeat business. Approximately 70% to 80% of sales in the Heilig-Meyers stores have been made through the Company's installment credit program. Although the Company extends credit for original terms up to 24 months, the average term of installment contracts at origination for the fiscal year ended February 28, 1999, was approximately 18 months. The Company accepts major credit cards in all of its stores and, in addition, offers a revolving credit program featuring its private label credit cards. The Company promotes this program by direct mailings to revolving credit customers of acquired stores and potential new customers in targeted areas. For the first seven months of fiscal 1999, credit extension and collection of Heilig-Meyers revolving accounts were handled centrally from the Company's Credit Center located in Richmond, Virginia. In October 1998, the Company completed a reorganization of the Heilig-Meyers revolving credit program. At that point, a new third party was engaged to provide this credit option and to service the accounts. The Company does not have any recourse obligation related to these accounts.

         The Company also offers revolving credit programs, which are underwritten by third parties, in The RoomStore, Rhodes and Mattress Discounters formats. The Company does not service or generally provide recourse on these accounts. Credit applications, sales, and many payments on account are generally processed electronically through the point-of-sale systems. Approximately 50% of The RoomStore, 55% of Rhodes, and 10% of Mattress Discounters fiscal 1999 sales were made through the revolving credit programs.

         Revenue is recognized on installment and credit sales upon approval and establishment of a delivery date, which does not differ materially from recognition at time of shipment. The effect of sales returns prior to shipment date has been immaterial. Finance charges are included in revenues on a monthly basis as earned. During fiscal 1999, finance income amounted to $231,369,000, or approximately 8.5% of total revenues. Because credit operations are integrated with sales and store administration, management does not believe that an accurate allocation of various costs and expenses of operations can be made between retail sales and credit operations. Therefore, the Company is unable to estimate accurately the contribution of its financing operations to net income.

         The Company offers, but does not require, one or more of the following credit insurance products at the time of a credit sale in all formats except Mattress Discounters: property, life, disability and unemployment insurance. The Company's employees enroll customers under a master policy issued by an unrelated third-party insurer with respect to these credit insurance products.

Distribution
         As of April 30, 1999, the Company operates eight Heilig-Meyers distribution centers in the Continental U.S. These centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; Moberly, Missouri; Hesperia, California; and Athens, Texas. The Company relocated the Fontana, CA Distribution Center during fiscal 1998 to a larger, 400,000 square foot facility located in Hesperia, CA. The new distribution center also contains the relocated Fontana Service Center as well as an outlet store. Currently, the Company's Heilig-Meyers distribution network has the capacity to service over 900 stores in the Continental U.S. The Company also operates six Rhodes distribution centers, which collectively have more than 870,000 square feet and include home delivery operations in certain markets. The RoomStore has twelve distribution centers, including two centers in Puerto Rico, which collectively have approximately 1,600,000 square feet. Mattress Discounters has nine distribution centers which collectively have approximately 390,000 square feet.

         The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling involves routing its trucks so that they can transport purchased inventory from suppliers to the distribution centers while returning from normal store deliveries. The Company backhauled approximately 25% of its purchased inventory in the Heilig-Meyers stores during fiscal 1999.

         Typically, each of the Company's Heilig-Meyers stores is located within 250 miles of one of the eight distribution centers, each Rhodes store is within 100 miles of one of the six Rhodes distribution centers, each of The RoomStore stores is located within 35 miles of the twelve The RoomStore distribution and delivery centers, and each Mattress Discounters store is located within 30 miles of the nine Mattress Discounters distribution and delivery centers. The Company operates a fleet of trucks which generally delivers merchandise to each Heilig-Meyers store at least twice a week. In the Rhodes, The RoomStore and Mattress Discounters formats, which are located in larger cities, the Company also utilizes centralized delivery centers for home delivery. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

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

                           E.  Corporate Expansion

         The Company has grown from 570 stores at February 28, 1994, to 1,253 stores at April 30, 1999. Over this time period the Company has acquired new operating formats as a result of the Rhodes, The RoomStore and Mattress Discounters acquisitions.

         The following table lists the Company's stores by state and format as of April 30, 1999:

                            Heilig-            The      Mattress
State                       Meyers   Rhodes  RoomStore Discounters  Total


Alabama                         33       10                            43
Arizona                         15                                     15
California                      82                             73     155
Colorado                         4                              6      10
District of Columbia                                            2       2
Florida                         35       20                     6      61
Georgia                         57       18                            75
Idaho                            4                                      4
Iowa                            19                                     19
Illinois                        25        2       21           50      98
Indiana                         22        1                     4      27
Kansas                                    1                             1
Kentucky                        30        3                            33
Louisiana                       20                                     20
Maryland                         2                14           26      42
Massachusetts                                                  18      18
Michigan                                                       14      14
Mississippi                     29        1                            30
Missouri                        29        6                            35
Montana                          2                                      2
Nevada                           5                                      5
New Hampshire                                                   3       3
New Mexico                      10                                     10
North Carolina                 109       11                           120
Ohio                            33        9                            42
Oklahoma                        11                                     11
Oregon                           2                 5                    7
Pennsylvania                    22                              8      30
Puerto Rico                                       32                   32
Rhode Island                                                    1       1
South Carolina                  44        6                            50
Tennessee                       53        7                            60
Texas                           33                25                   58
Virginia                        45        2        5           24      76
Washington                      12                 1                   13
West Virginia                   26                                     26
Wisconsin                                          4            1       5
                               ---      ---      ---         ----   -----
                               813       97      107          236   1,253
                               ===      ===      ===         ====   =====


         Stores listed under the RoomStore format include:1)former Heilig-Meyers stores in Illinois which have been converted to the RoomStore format, but continue to operate under Heilig-Meyers signage, 2) 3 acquired stores in Illinois that operate under the John M. Smyth's Homemakers name and 3) 32 stores operated under the Berrios name. All of these stores are under the supervision of the RoomStore management team.

         Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 28, 1999, the Company opened 52 stores and closed 56 stores for a net decrease of 4 stores. Of the 52 new stores, 49 were operations begun by the Company in vacant existing buildings and 3 were prototype stores built according to the Company's specifications.

         The Company constantly evaluates opportunities for further expansion of its business. The Company plans to continue its slower, selective growth strategy for the Heilig-Meyers division. In selecting new Heilig-Meyers locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a distribution center and in towns with populations of 5,000 to 50,000 that are over 25 miles from the closest metropolitan market. The Company believes that it has substantial growth potential in certain of its other formats. Growth opportunities of The RoomStore format is being evaluated. The Company plans to expand this format as the appropriate markets are identified. As noted in the introduction, however, the Company is evaluating the possible divestiture of the Rhodes division and has entered into an agreement to sell substantially all of its interest in the Mattress Discounters division.

             F. Other Factors Affecting the Business of the Company

Suppliers
         During the fiscal year ended February 28, 1999, the Company's ten largest suppliers accounted for approximately 33% of consolidated merchandise purchases. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.

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

Employees
         As of April 30, 1999, the Company employed approximately 22,500 persons full- or part-time in the Continental United States, of whom approximately 21,400 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices. As of February 28, 1999, the Company employed approximately 1,000 persons full- or part-time in Puerto Rico, of whom approximately 900 worked in the stores and distribution center, with the balance in the corporate office. The Company is not a party to any union contract and considers its relations with its employees to be good.

Foreign Operations and Export Sales
         The Company has no foreign operations and makes no export sales.

ITEM 2.  PROPERTIES

         As of April 30, 1999, 975 of the Company's stores are on a single level, with floor space devoted to sales as well as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. The Heilig-Meyers stores are typically located away from the center of town. The remaining 278 stores generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings, and the stores' warehouses are located in nearby buildings.

         As of April 30, 1999, the Company owned 73 of its Heilig- Meyers, 11 of its Rhodes stores and 1 of its Mattress Discounters stores, six of its Heilig-Meyers and three of its Rhodes distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers, its corporate headquarters located at 12560 West Creek Parkway, Richmond, Virginia and other office space. Rentals generally are fixed without reference to sales volume, although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 28, 1999, were approximately $137,900,000. Most vehicles, a majority of the distribution centers' material handling equipment, and a majority of the Company's data processing equipment are also leased. In addition, Mattress Discounters operates a 102,000-square-foot mattress manufacturing facility in Maryland and a 54,000-square-foot mattress manufacturing facility in California. The Company believes that its facilities are adequate at present levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company previously reported involvement in two cases pending in state court regarding non-filing fees charged by the Company on certain credit transactions. Non-filing fees are used to obtain insurance in lieu of filing a financing statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases are alleging that the Company's charging of the non-filing fees violates certain state and federal statutes and are seeking statutory damages and unspecified punitive damages. Eubanks v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violation of Georgia statutes and seeking certification of a class of Georgia residents) was filed on March 5, 1997 in Georgia State Court, subsequently removed to United States District Court for the Southern District of Georgia, and on July 7, 1997, remanded to the Superior Court of Liberty County, Georgia. On March 25, 1998, the court in Eubanks entered an order dismissing the case. The Eubanks case was refiled on June 23, 1998 and on March 23, 1999, the court in Eubanks entered an order dismissing the case with prejudice. Wahl v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violations of Tennessee statutes and seeking certification of a class of certain individuals who made purchase in the Company's Tennessee stores) was filed on June 23, 1997 in Memphis, Tennessee Chancery Court. The Company's motion to dismiss is pending in the Wahl case.
     In addition, the Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including claims relating to its charges in connection with credit sales. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material adverse impact on the financial statements of the Company.


ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS


None.

                      Executive Officers of the Registrant

         The following table sets forth certain information with respect to the executive officers of the Company as of May 1, 1999:


                                          Positions with the Company
                                          or Occupation for the Past
                             Years with   Five Years and Other
     Name             Age    the Company  Information

William C. DeRusha      49          30    Chairman of the Board since April
                                          1986. Chief Executive Officer since
                                          April 1984. Director since January
                                          1983.

Donald S. Shaffer       52           -    President since April 1999.  Chairman
                                          and Chief Executive Officer, Western
                                          Auto Supply Company, a division of
                                          Sears, Roebuck and Company from 1996
                                          to 1999.  President and Chief
                                          Executive Officer, Sears Canada from
                                          1994 to 1996.

James F. Cerza, Jr.     51          11    Executive Vice President, Heilig-
                                          Meyers since April 1998. Executive
                                          Vice President, Operations from June
                                          1996 until April 1998.  Executive Vice
                                          President, from April 1995 to June
                                          1996.  Executive Vice President,
                                          Operations from August 1989 to April
                                          1995.

Irwin L. Lowenstein     63           2    Executive Vice President, Rhodes since
                                          April 1997. Chairman of the Board,
                                          Rhodes, Inc. from 1994 to December
                                          1996. Chief Executive Officer, Rhodes,
                                          Inc. from 1989 to December 1996.
                                          President and Chief Operating Officer,
                                          Rhodes, Inc. from 1973 to 1994.

James R. Riddle         57          14    Executive Vice President,
                                          The RoomStore / Berrios since April
                                          1998. Executive Vice President, from
                                          April 1995 to April 1998. Executive
                                          Vice President, Marketing from January
                                          1988 to April 1995.

Patrick D. Stern        42           1    Executive Vice President,
                                          The RoomStore / Berrios since April
                                          1998.  Executive Vice President, The
                                          RoomStore from June 1997 to April
                                          1998.  Vice President, Merchandising,
                                          Value City Furniture (retailer) from
                                          April 1994 to April 1997.  Vice
                                          President, Sales and Marketing,
                                          SilverOaks Furniture Manufacturing
                                          prior to 1994.

Roy B. Goodman          41          18    Executive Vice President, Chief
                                          Financial Officer since December 1998.
                                          Senior Vice President, Chief Financial
                                          Officer from July 1997 to December
                                          1998. Senior Vice President, Finance
                                          from April 1995 to July 1997.  Vice
                                          President, Secretary and Treasurer
                                          prior to April 1995.

William J. Dieter       59          26    Senior Vice President, Accounting
                                          since April 1986. Chief Accounting
                                          Officer since 1975.

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

         Fiscal Year          High           Low        Dividends
         -----------         ------         -----       ---------
   1999
         4th Quarter        $   8 7/16   $   6 1/16     $  .07
         3rd Quarter           11 1/4        5 5/8         .07
         2nd Quarter           14 5/16      11 3/8         .07
         1st Quarter           15 15/16     11 3/4         .07

   1998
         4th Quarter        $  15 3/4    $  11 15/16    $  .07
         3rd Quarter           17 3/16      12 9/16        .07
         2nd Quarter           20           14 3/4         .07
         1st Quarter           17 7/8       13 3/4         .07

     There were approximately 3,300 shareholders of record as of February 28, 1999.

     The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $74,576,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1999.

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

     On September 1, 1998, the Company acquired substantially all of the operating assets and liabilities of Guardian Protection Products ("Guardian") in a transaction in which the shareholder of Guardian received 666,667 shares of the Company's common stock. Unless the Company's common stock trades for at least ten consecutive trading days during the period from September 1, 1998, through August 31, 1999, at a per share price of $15.00 or more, additional shares will be issued so that the acquisition price equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days ending on August 31, 1999, or such earlier date as may be selected by the Company. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate purchase price will not exceed $14.5 million.


ITEM 6.  SELECTED FINANCIAL DATA
Fiscal Year                     1999(1)        1998(1)       1997(1)        1996          1995
                                     (Dollar amounts in thousands except per share data)

Operations Statement Data:
Sales                      $2,431,152     $2,160,223    $1,342,208     $1,138,506    $  956,004
Annual growth in sales           12.5%          60.9%         17.9%          19.1%         32.1%
Other income               $  295,206     $  309,513    $  250,911     $  220,843    $  196,135
Total revenues              2,726,358      2,469,736     1,593,119      1,359,349     1,152,139
Annual growth in revenues        10.4%          55.0%         17.2%          18.0%         33.4%
Costs of sales             $1,637,901     $1,451,560    $  876,142     $  752,317    $  617,839
Gross profit margin              32.6%          32.8%         34.7%          33.9%         35.4%
Selling, general and
  administrative expense   $  907,913     $  828,105    $  526,369     $  436,361    $  350,093
Interest expense               75,676         67,283        47,800         40,767        32,889
Provision for doubtful
  accounts                    107,916        181,645        80,908         65,379        45,419
Store closing and other
  charges                          --         25,530            --             --            --
Provision (benefit) for
  income taxes                 (1,081)       (29,244)       21,715         23,021        39,086
Effective income tax rate       (35.5)%        (34.7)%        35.1%          35.7%         36.9%
Net earnings (loss)        $   (1,967)    $  (55,143)   $   40,185     $   41,504    $   66,813
Earnings (loss) margin           (0.1)%         (2.6)%         3.0%           3.7%          7.0%
Net earnings (loss) per share:
   Basic(2)                $    (0.03)    $    (0.98)   $     0.81     $     0.85    $     1.38
   Diluted(2)                   (0.03)         (0.98)         0.80           0.84          1.34
Cash dividends per share
  of common stock                0.28           0.28          0.28           0.28          0.24


Balance Sheet Data:
Total assets               $1,947,752     $2,097,513    $1,837,158     $1,288,960    $1,208,937
Average assets per store        1,559          1,674         1,946          1,800         1,869
Accounts receivable, net      254,282        392,765       380,879        518,969       538,208
Retained interest in
  securitized receivables
  at fair value               190,970        182,158       243,427             --            --
Inventories                   493,463        542,868       433,277        293,191       253,529
Property and equipment, net   400,686        398,151       366,749        216,059       203,201
Additions to property and
  equipment                    87,505         70,921        84,137         40,366        49,101
Short-term debt               377,486        282,365       256,413        207,812       167,925
Long-term debt                547,344        715,271       561,489        352,631       370,432
Average debt per store            740            796           866            783           832
Stockholders' equity          605,102        609,154       642,621        518,983       490,390
Stockholders' equity
  per share                     10.11          10.36         11.81          10.69         10.10



SELECTED FINANCIAL DATA, cont.

Fiscal Year                     1999(1)        1998(1)       1997(1)        1996          1995
                                      (Dollar amounts in thousands except per share data)

Other Financial Data:
Working capital              $380,333       $591,397      $550,137       $527,849      $554,096
Current ratio                     1.5            1.8           1.9            2.4           2.9
Debt to equity ratio             1.53           1.64          1.27           1.08          1.10
Percentage of debt to debt
  and equity                     60.4%          62.1%         56.0%          51.9%         52.3%
Rate of return on average
  assets(3)                       2.3%          (0.6)%         4.6%           5.4%          7.8%
Rate of return on average
  equity                         (0.3)%         (8.8)%         6.9%           8.2%         14.5%
Number of stores                1,249          1,253           944            716           647
Number of employees            23,352         24,374        19,131         14,383        13,063
Average sales per employee   $    103       $     99      $     84       $     83      $     81

Weighted average common shares outstanding (in thousands):
   Basic                       59,331         56,312        49,360         48,560        48,459
   Diluted                     59,331         56,312        50,146         49,604        49,954

Price range on common stock per share:
   High                      $ 15 15/16     $ 20          $ 24 1/8       $ 27 1/4      $ 36
   Low                          5 5/8         11 15/16      12 5/8         13 1/2        23 1/4
   Close                        6 1/2         15 1/2        14 1/8         14            23 5/8


(1) Operations statement data include operating results of acquisitions subsequent to the dates of acquisition. Balance sheet data include the financial position of acquisitions as of fiscal year ends subsequent to the dates of acquisition. See the description of such acquisitions in the Notes to Consolidated Financial Statements.

(2) The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements.

(3) Calculated using earnings before interest, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

     Heilig-Meyers Company (the "Company") is the Nation's largest retailer of furniture, bedding and related items and operates under four business segments:
Heilig-Meyers Furniture ("Heilig-Meyers"), Rhodes Furniture, The RoomStore and Mattress Discounters. This combination of business segments (referred to as "divisions") has been achieved over the last three fiscal years through acquisitions and the reformatting of existing stores between segments.
     The Heilig-Meyers division is considered the Company's core business. This division locates its stores primarily in small towns and rural markets in the southern, mid-western and western Continental United States. The Heilig-Meyers Furniture division offers its customers the broadest selection of competitively priced merchandise of the four divisions and approximately 70% to 80% of its sales have been made through the Company's installment credit program.
     The Rhodes division locates its stores primarily in mid-sized markets and metropolitan areas of 15 southern, midwestern and western states. The Company acquired the Rhodes division on December 31, 1996. In fiscal 1997, eight stores and the related support facilities in the South Texas region were converted to the RoomStore division. Management has completed a thorough review of the Rhodes operations and has implemented a plan to improve the operating results going forward. In the third quarter of fiscal 1999, the eight stores in Colorado, which were not performing at an acceptable level, were divested. For substantially all of fiscal 1999, the Rhodes division offered a merchandise selection that was considered higher end and more upscale as compared to the other divisions. The promotional strategy for Rhodes has been refocused in order to strengthen and expand its middle-income customer base. Initiatives have been implemented to provide a stronger focus on major media advertising, more aggressive price points and event driven promotions.
     The RoomStore division employs a room-packaging concept to value-conscious families in large metropolitan markets and in Puerto Rico. The RoomStore division originated with the acquisition of stores in the central Texas region in February 1997 that operated under the RoomStore name. This division was expanded through the conversion of stores acquired in January 1998 in the
Chicago area and in February 1998 in the Washington-Baltimore area. Additionally, stores formerly operated as part of the Heilig-Meyers division in Chicago and Puerto Rico were transferred to the RoomStore division in the fourth quarter of fiscal 1998. The former Heilig-Meyers stores and the Puerto Rican stores, which operate under the "Berrios" name, offer in-house installment credit programs to their customers. Historical information presented in managements discussion and analysis has been restated to reflect the current division alignment.
     Mattress Discounters, the Nation's largest specialty bedding retailer, offers a broad selection of bedding and bedding related merchandise at a wide range of price points to consumers at all income levels. These stores are located in major urban markets across the Continental United States. This division resulted from the acquisition of Mattress Discounters in July 1997, and was expanded into the Chicago market in January 1998 with the acquisition of The Bedding Experts, Inc.
     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets is being made. This review includes the retention of third parties to advise on possible divestiture of the Rhodes and Mattress Discounters divisions. On May 28, 1999 the Company entered into a definitive agreement to sell substantially all of its interest in its Mattress Discounters division. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter of fiscal 2000. The Company will retain a 7% interest in Mattress Discounters. The cash proceeds from the sale, net of transaction costs, are estimated at $206.7 million and will be used to pay down debt. The likelihood of completing the divestiture of all or part of the Rhodes division will be dependent on several factors not controllable by Heilig-Meyers management and is uncertain at this time. As such, the related assets of the Rhodes division were considered "held for use" as of February 28, 1999 and are presented on a consolidated basis. If an agreement to sell the Rhodes division's is executed, the transaction may result in a loss and, depending on the terms of such an agreement, the loss may be material to results of operations. Management believes that, under a held for use classification, the Rhodes divison's future undiscounted cash flows will be in excess of the related carrying value of its assets as of February 28, 1999.

Results of Operations
     For the twelve months ended February 28, 1999 (fiscal 1999), Heilig-Meyers Company reported a net loss of $2.0 million or $.03 per share. This compares to a net loss of $55.1 million, or $.98 per share for the year ended February 28, 1998 (fiscal 1998) and net income of $40.2 million, or $.81 per share, for the year ended February 28, 1997 (fiscal 1997). The loss before benefit for income taxes for fiscal 1999 decreased to .1% of sales from the loss before benefit for income taxes of 3.9% of sales in the prior year, and was below the earnings before income taxes of 4.6% of sales reported in fiscal 1997. Results of operations expressed as a percentage of sales are as follows:

                                                       Fiscal Year
                                         1999              1998            1997
                                         ---------------------------------------
Other income                             12.1%             14.3%           18.7%
Costs of sales                           67.4              67.2            65.3
Selling, general and
         administrative expense          37.3              38.3            39.2
Interest expense                          3.1               3.1             3.6
Provision for doubtful accounts           4.4               8.4             6.0
Store closing and other charges            --               1.2              --
Earnings (loss) before provision
         (benefit) for income taxes      (0.1)             (3.9)            4.6
Provision (benefit) for income
          taxes                            --              (1.4)            1.6
Net earnings (loss)                      (0.1)             (2.6)            3.0

     A significant component of the decrease in the loss reported in fiscal 1999 compared to fiscal 1998 relates to pre-tax charges of approximately $45.4 million recorded in fiscal 1998, which are more fully described below, and a $73.7 million decrease in the provision for doubtful accounts. Also contributing to the decrease was a $9.5 million increase in the earnings before interest and income taxes of the Mattress Discounters division, which had twelve months of operations in fiscal 1999 compared to seven months in fiscal 1998. The earnings before interest and income taxes of the Rhodes division, however, decreased by $38.5 million. The remainder of the change is primarily due to an increase in interest expense and additional selling, general and administrative expenses recorded by the Heilig-Meyers division related to costs associated with corporate downsizing and early retirement benefits.
     The Company recorded charges during the fourth quarter of fiscal 1998 related to a plan (the "Profit Improvement Plan") to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. In connection with this plan, the Company recorded a pre-tax charge in the fourth quarter of fiscal 1998 of approximately $25.5 million, or 1.2% of sales. Related initiatives caused raw selling margins in the fourth quarter of fiscal 1998 to be negatively impacted by approximately $5.1 million, or .2% of sales, due to inventory liquidations. Also, approximately $14.8 million, or .7% of sales, in selling, general and administrative expenses were incurred in the fourth quarter of fiscal 1998 related to asset write-downs and other reserves.
     During fiscal 1999, the Company completed the store closing plan and the reorganization of the private label credit card program. Of the $19.5 million reserve balance in place at the end of fiscal 1998, $14.7 million was utilized during fiscal 1999, with the remaining portion related to severance and lease obligations that will extend into fiscal 2000. Included in the fiscal 1999 results are operating losses of approximately $5.8 million incurred as these stores were closed in an orderly fashion. In the third quarter of fiscal 1999, the Company's private label credit card program was reorganized through the establishment of a new agreement with a third party to offer a revolving credit financing option to certain of the Company's customers. The Company is not responsible for servicing these accounts or for any related credit losses. The elimination of the previous program does not have a material impact on the Company's financial statements.
     The net loss for fiscal 1998 of $55.1 million compared to earnings of $40.2 million for fiscal 1997. The decrease between years was caused primarily by the charges recorded in the fourth quarter of fiscal 1998 discussed above, as well as a $100.7 million increase in the provision for doubtful accounts. The remaining decrease between the years is the result of the additional factors noted in the discussion below.

Revenues
     Sales for fiscal 1999 compared to the previous periods are shown below:

                                                   Fiscal Year
                                         1999            1998            1997
                                   ------------------------------------------
Sales (in thousands)               $2,431,152      $2,160,223      $1,342,208
Sales percentage increase
        over prior period                12.5%           60.9%           17.9%
Portion of increase from
        existing (comparable)
        stores                            3.0             2.8            (0.6)
Portion of increase from
        new stores                        9.5            58.1            18.5

     The following table shows a comparison of sales by division for the last three fiscal years:

                                            Fiscal Year
                        1999                   1998                 1997
              ------------------------------------------------------------------
                                   (Sales amounts in millions)

                # of           % of    # of           % of   # of
              Stores   Sales  Total  Stores   Sales  Total Stores   Sales  Total
              ------------------------------------------------------------------
Heilig-Meyers    815  $1,296   53.3     833  $1,269   58.8    829  $1,262   94.1
Rhodes            96     457   18.8     102     479   22.2    105      78    5.8
The RoomStore    102     440   18.1      93     279   12.9     10       2    0.1
Mattress
   Discounters   236     238    9.8     225     133    6.1     --      --     --
               -----------------------------------------------------------------
Total          1,249  $2,431  100.0   1,253  $2,160  100.0    944  $1,342  100.0
               =================================================================

     As noted above, the overall growth rate in sales decreased in fiscal 1999 as compared to the two previous years. This trend is reflective of the current operating strategy of limiting the new store growth in the Heilig-Meyers and Rhodes divisions and the impact of acquisitions and new store growth in the RoomStore and Mattress Discounters divisions. Sales in comparable stores, which are stores that were open for at least 12 months, increased at a higher rate in fiscal 1999 compared to the two previous years. The growth in total sales from fiscal 1997 to fiscal 1998 is primarily attributable to the growth in operating units through acquisitions. The impact of price changes on sales growth over the last three fiscal years has been insignificant.

Other income
     The Heilig-Meyers division and part of the RoomStore division offer installment credit as a financing option to its customers. The substantial majority of receivables generated by this program are transferred to a special purpose entity and provide a source of financing to the Company through an asset securitization program, which is more fully described in the notes to the consolidated financial statements. Included in other income is the compensation received by the Company for servicing these accounts, the finance and related income earned on the accounts that have not been securitized, and other income earned related to non-home furnishings merchandise. The remaining stores in the RoomStore, Rhodes and Mattress Discounters divisions do not offer in-house credit programs and, accordingly, make limited contributions to the other income category.
     On a consolidated basis, other income decreased to 12.1% of sales for fiscal 1999 from 14.3% of sales in fiscal 1998 and 18.7% of sales for fiscal 1997. This trend is primarily a result of the growth in the divisions in which the installment credit program is not offered. The following table shows other income as a percentage of sales for each division:

                                      Fiscal Year
                           1999          1998          1997
                           --------------------------------
Heilig-Meyers              18.2%         19.7%         19.6%
Rhodes                      4.8%          6.2%          5.5%
The RoomStore               8.4%         10.9%         17.9%
Mattress Discounters         .2%           .2%           --

     The decrease in other income as a percentage of sales in fiscal 1999 compared to fiscal 1998 in the Heilig-Meyers division is due to an increase in the amount of receivables that have been securitized and the elimination of the previous revolving credit card program. Since the proceeds generated by the sale of accounts under the securitization program are used to reduce debt levels, the reduction in finance income is offset by lower interest expense. Additionally, the loss of other income from the revolving credit program is substantially offset by the elimination of administrative expenses associated with the servicing of those accounts as well as fees and commissions earned under the new revolving credit program.
     The Rhodes division experienced a decrease in other income compared to the last two fiscal years as a result of the repositioning effort in fiscal 1999. As part of this change in strategy, less selling emphasis was place on non-furniture sales. As a result of plans implemented in late fiscal 1999, management expects other income generated in the Rhodes division to increase as a percentage of sales in fiscal 2000.
     The declining trend in other income as a percentage of sales in the RoomStore division is a result of the increase in stores over the last three years that do not offer an in-house installment credit program. The stores acquired in central Texas in February 1997, in Chicago in January 1998, and in the Washington-Baltimore area in February 1998 do not offer an in-house installment credit program. Management expects other income as a percentage of sales in this division to be consistent with the fiscal 1999 levels in the future.

Costs and expenses
     On a consolidated basis, costs of sales increased slightly in fiscal 1999 to 67.4% of sales from 67.2% of sales in fiscal 1998. Reduced costs of sales in the Heilig-Meyers and Mattress Discounters divisions compared to the prior year were offset by higher costs in the Rhodes and RoomStore divisions. The following table shows costs of sales as a percentage of sales for each division:

                                      Fiscal Year
                           1999          1998          1997
                           --------------------------------
Heilig-Meyers              66.3%         66.6%         66.0%
Rhodes                     72.6%         70.5%         63.2%
The RoomStore              67.6%         65.9%         63.3%
Mattress Discounters       62.6%         63.7%           --

     The costs of sales in the Heilig-Meyers division include the impact of liquidation sales held in stores closed during the year. The net effect of these liquidation events increased cost of sales by approximately .2% of sales in fiscal 1999. The remaining decrease in costs of sales was a result of cost control efforts primarily in the delivery area.
     As Rhodes was repositioned to the higher end merchandise assortment in the first quarter of fiscal 1999, selling margins were negatively impacted as goods from the previous assortment continued to be liquidated. Selling margins in this division were further reduced during the repositioning period in order to spur consumer demand, which was below managements expectation. As discussed in the overview section, the Rhodes promotional strategy has been refocused in order to expand its middle-income customer base. Based on this plan, management expects the costs of sales in the Rhodes division to decrease in fiscal 2000.
     The increase in costs of sales in the RoomStore division reflects the growth in major metropolitan markets over the past three fiscal years. Management expects these levels of cost, as a percentage of sales, to be consistent in fiscal 2000.
     Mattress Discounters reported lower costs of sales in fiscal 1999 compared to fiscal 1998 as a result of improved buying power and increased sales of private label merchandise.
     Selling, general and administrative expenses decreased to 37.3% of sales in fiscal 1999 from 38.3% of sales in fiscal 1998 and 39.2% in fiscal 1997. The following table displays selling, general and administrative expenses as a percentage of the applicable divisions sales:

                                     Fiscal Year
                           1999          1998          1997
                           --------------------------------
Heilig-Meyers              39.4%         41.1%         39.8%
Rhodes                     38.7%         33.7%         25.4%
The RoomStore              34.9%         39.5%         40.5%
Mattress Discounters       27.9%         26.3%           --

     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division in fiscal 1999 decreased approximately 1.1% of sales from the prior year as a result of asset write-downs and other reserves recorded in fiscal 1998 related to the Profit Improvement Plan. The remaining portion of the decrease is the result of corporate downsizing actions taken in late fiscal 1998 and other cost cutting programs aimed at reducing discretionary spending. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 over fiscal 1997 was the result of the 1998 charges noted above.
     The Rhodes division experienced an increase in selling, general and administrative expenses as a percentage of sales in fiscal 1999 compared to fiscal 1998 primarily due to increased costs associated with the repositioning initiative discussed above. Major components of these expenditures included employee  training  programs,  costs  to  develop  color  merchandise  catalogs, customer amenities and the sponsorship of a professional race car team. Management has eliminated these programs and as a result expects selling, general and administrative expenses in this division to be reduced by approximately $10 million, or 2.2% of sales, on an annual basis.
     The decreasing trend in selling, general and administrative expenses of the RoomStore division, as a percentage of sales, reflects the lower cost structures of the recent additions to this division. These operations generally have lower cost structures because they do not administer installment credit programs.
     Selling, general and administrative expenses as a percentage of sales in the Mattress Discounters division increased over fiscal 1998 primarily as a result of costs associated with new store growth.
     Interest  expense  was 3.1% of sales  in  fiscal  1999 and 1998 and 3.6% of sales in fiscal 1997. Weighted average long-term debt increased to $714.6 million in fiscal 1999 compared to $675.7 million in fiscal 1998 due to the issuance of $175 million in public debt during the second quarter of fiscal 1998 and the paydown of approximately $22.4 million in the third quarter of fiscal 1999. Weighted average long-term interest rates for fiscal 1998 remained relatively consistent at 7.7%, compared to 7.8% during the prior year. Weighted average short-term debt increased to $235.0 million in fiscal 1999 from $229.2 million in fiscal 1998. Weighted average short-term interest rates also remained consistent at 6.2% compared to 6.1% in the prior year. The decrease in interest expense as a percentage of sales in fiscal 1998 compared to fiscal 1997 is mainly due to leverage on the sales by Rhodes, The RoomStore and Mattress Discounters, which were purchased with common stock.
     The provision for doubtful accounts was 4.4% of sales in fiscal 1999 compared to 8.4% and 6.0% in fiscal 1998 and 1997, respectively. The decrease in the provision for doubtful accounts as a percentage of sales in fiscal 1999 compared to fiscal 1998 is a result of charges totaling 4.1% of sales recorded in fiscal 1998 that did not recur in fiscal 1999. In fiscal 1998, the Company provided an additional $38.0 million for doubtful bankrupt accounts. The Company also provided for increased write-offs of approximately $36.3 million related to a more critical evaluation of accounts for write-off in fiscal 1998 and to cover the impact of transferring the servicing of accounts from stores that were designated to close. In addition, the Company provided $15.0 million in fiscal 1998 for an increase in estimated losses under the recourse provision of the Heilig-Meyers private label credit card program that was planned for reorganization. Excluding the charges described above, the decrease in the provision as a percentage of sales from fiscal 1997 to fiscal 1998 resulted from an increase in sales in the Rhodes, RoomStore and Mattress Discounters divisions, which utilized third party credit and, therefore, do not incur credit losses.
     The volume of accounts declaring bankruptcy was $35.3 million in fiscal 1999 as compared to the prior two years of $34.4 million and $30.6 million.
     Write-offs and repossession losses for the on-balance sheet portfolio for fiscal years 1999, 1998 and 1997 were $68.8 million, $106.0 million and $70.4 million, respectively. Of these amounts, $4.3 million, $21.2 million and $6.9 million were for purchased accounts. Management believes that the allowance for doubtful accounts at February 28, 1999, is adequate.
     The Profit Improvement Plan implemented in fiscal 1998 has positively impacted the portfolios credit loss performance. The stores that were closed in the past two years included many of the poorest performers related to credit losses. Management believes the elimination of these stores will continue to positively impact credit losses going forward. The Company is continuing to fully implement risk-based scoring models to provide local store management with better tools in making credit decisions.

Provision for Income Taxes
     The income tax benefit for fiscal 1999 was calculated by applying a percentage of 35.5% compared to 34.7% in fiscal 1998. The income tax rate in fiscal 1997 was 35.1%. The lower rate for fiscal 1998 compared to fiscal 1999 and fiscal 1997 was primarily due to the loss incurred during 1998. Overall, the income tax rate has increased from the fiscal 1997 level as a result of the carryover tax attributes of acquired assets and liabilities.

LIQUIDITY  AND CAPITAL  RESOURCES

     The Company increased its cash position $18.5 million to $67.3 million at February 28, 1999 from $48.8 million at February 28, 1998, which was $33.8 million higher than the $15.0 million position at February 28, 1997.
     Net cash inflow from operating activities during fiscal 1999 was $194.7 million, compared to an outflow of $22.8 million in fiscal 1998. The Company has continued to slow the expansion of its store base, which has resulted in improved cash flows provided by operating activities. Additionally, proceeds from the sales of interests in the Company's installment accounts receivable through the asset securitization program provided cash inflows of $159.3 million in fiscal 1999 compared to $60.0 million in fiscal 1998. Absent proceeds from securitizations, the Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers stores and certain RoomStore stores. During fiscal 1999, installment accounts receivable increased at a slower rate than the prior year period primarily due to the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan. During fiscal 1999, inventory decreased compared to an increase in the prior year period. The variation in the change in inventory between years is primarily the result of the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan, prior year purchases related to newly acquired stores and generally lower inventory levels compared to the prior year across all divisions.
     Investing activities produced negative cash flows of $87.1 million during the twelve months ended February 28, 1999 compared to negative cash flows of $106.5 million in the prior year period. The decrease in negative cash flows from investing activities resulted from a decrease in cash used for acquisitions. Pursuant to the Profit Improvement Plan, management has taken steps to slow the growth of the capital intensive Heilig-Meyers division and lower overall spending on capital projects. Additions to property and equipment during fiscal 1999 include the acquisition of properties and equipment totaling $46.9 million that were previously leased under operating lease agreements. During the prior year period cash used for additions to property and equipment for fiscal 1998 resulted from the opening of 36 new Heilig-Meyers store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.
     Financing activities produced negative cash flows of $89.1 million during the twelve months ended February 28, 1999 compared to a $163.1 million positive cash flow in the prior year period. The negative cash flow from financing activities in the current year is due to the decrease in notes payable and payments of long-term debt. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the twelve months ended February 28, 1999. As of February 28, 1999, long-term notes payable with an aggregate principal amount of $175.0 million have been issued to the public under this Registration Statement. As of February 28, 1999, the Company had a $400.0 million revolving credit facility in place, which expires in July 2000. This facility includes ten banks and had $210.0 million outstanding and $190.0 million unused as of February 28, 1999. Subsequent to February 28, 1999, this facility was reduced to $298.1 million. During the year, the Company had additional lines of credit with banks that totaled $60.0 million. These lines of credit were eliminated during the fourth quarter of fiscal 1999.
     As a result of losses incurred during fiscal years 1999 and 1998, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. The most recent amendment includes a revised covenant package and a provision whereby the revolving credit facility commitment will be reduced, on a dollar for dollar basis, with proceeds from asset sales until the commitment is reduced to $200.0 million. In addition, current senior note maturities of $95.5 million were extended and become payable in September 1999. The Company expects to repay these notes with the proceeds from the sale of assets or other financing activities.
     Total debt as a percentage of debt and equity was 60.4% at February 28, 1999, compared to 62.1% at February 28, 1998. The decrease in total debt as a percentage of debt and equity is primarily the result of the use of cash generated from operating activities including securitizations to reduce notes payable outstanding. The current ratio was 1.5X at February 28, 1999, compared to 1.8X at February 28, 1998. The decrease in the current ratio from February 28, 1998 to February 28, 1999 is primarily attributed to the reclassification of an additional $145.1 million from long-term notes payable to the current portion as a result of the maturity of these amounts within the next twelve months.

OTHER INFORMATION

Year 2000 Issue
     The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four.
     During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management completed the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries critical systems is expected in the second quarter of fiscal year 2000. The testing stage for critical systems within the entire Company is planned for the first and second quarters of fiscal year 2000. The Company is in the middle stage of inventorying and making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.
     Since the project's beginning in fiscal 1997, the Company has incurred approximately $1.2 million in expenses in updating its management information system to alleviate potential Year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan. The remaining expenditures are expected to be approximately $1.69 million, which will be expensed as incurred. Expected future expenditures can be broken down as follows:

(Amounts in thousands)
Task:
Hardware Remediation               $ 700       42%
Internal Personnel Resources         640       38%
Software Upgrades-Remediation/
     Auditing/Testing                350       20%
                                  ----------------
                Total             $1,690      100%
                                  ================

     The remaining cost of the Company's Year 2000 project and the dates on which the Company plans to complete the Year 2000 compliance program are based on managements current estimates, which are derived utilizing numerous assumptions. Such assumptions include, but are not limited to, the continued availability of certain resources, the readiness of third-parties through their own remediation plans, the absence of costs associated with implementation of any contingency plan and the lack of acquisitions by the Company requiring additional remediation efforts. These assumptions are inherently uncertain and actual events could differ significantly from those anticipated.
     The team is communicating with other companies, on which the Company's systems rely and is planning to obtain compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.
     Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company is currently assessing the consequences of its Year 2000 project not being completed on schedule or its remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Management is ranking suppliers based on how critical each supplier is believed to be to the Company's operations. The Company is requesting a copy of the Year 2000 project plan under which these suppliers are operating. The Company's Year 2000 project team will review these plans. If a supplier is deemed to be critical and has a project plan that does not meet the

Company's expectations for completion, the Company will examine all of the circumstances and develop a contingency plan. Contingency plans may include the identification and use of an alternate supplier of the product or service that is Year 2000 compliant or the purchase of additional levels of inventory as a precaution based on the Company's expected needs. Management expects to complete its Year 2000 contingency planning during the second quarter of fiscal 2000.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Managements Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Legal Proceedings." These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customers willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities and format realignments, the Company's ability to realize cost savings and other synergies from recent acquisitions, the Company's ability to complete asset sales at reasonable valuations, the ability of the investment group acquiring Mattress Discounters to obtain satisfactory financing for their purchase of substantially all of the Company's interest in Mattress Discounters, as well as the Company's access to, and cost of, capital. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, the ability of the Company, its key vendors and service providers to effectively correct the Year 2000 issue, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The Company's policy is to manage interest rate risk through the strategic use of fixed rate debt, variable rate debt, and interest rate derivatives. As a means of reducing the risk of credit-related losses on interest rate derivatives, the Company as a matter of policy only enters into transactions with counterparties rates "A" or higher. Weighted average variable rates are based on rates in effect at the most recent reset date. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by contractual maturity dates. The fair value of the Company's long-term, fixed rate debt is based on the discounted cash flow of the debt using current rates and remaining maturities. The fair value of interest rate derivative financial instruments is the estimated amount that the Company would receive or pay upon termination of the agreements, based on estimates obtained from counterparties. The carrying amounts of notes payable and long-term, variable rate debt approximate fair value. All items described in the table below are non-trading.

                                                                                                           Fair Value
(Amounts in thousands)          2000       2001       2002       2003       2004  Thereafter      Total    at 2/28/99
----------------------------------------------------------------------------------------------------------------------
Liabilities:
Notes payable               $210,000         --         --         --         --          --   $210,000      $210,000
 Average interest rate           5.7%        --         --         --         --          --        5.7%           --
Long-term debt
 Fixed rate                 $130,000         --   $160,000         --   $200,000    $175,000   $655,000      $571,861
 Average interest rate         10.04%        --       9.12%        --       7.88%       7.60%      8.59%           --
 Variable rate              $ 35,745   $    204   $     89   $     82   $     82    $    123   $ 36,325      $    501
 Average interest rate           7.2%       7.4%       7.1%       7.2%       6.7%        6.5%       7.2%           --
Interest Rate Derivative
Financial Instruments
Relating to Debt:
 Pay fixed/receive variable $ 74,000         --         --         --         --          --   $ 74,000      $   (824)
 Average pay rate                7.6%        --         --         --         --          --         --            --
 Average receive rate            5.2%        --         --         --         --          --         --            --
Interest Rate Derivative
Financial Instruments
Relating to Asset
Securitizations:
 Pay fixed/receive variable $145,000   $100,000         --         --         --          --   $245,000      $ (2,270)
 Average pay rate                6.9%       7.0%        --         --         --          --         --            --
 Average receive rate            5.0%       4.9%        --         --         --          --         --            --


ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

Fiscal Year                             1999              1998             1997
                                       ------            ------           ------
Revenues:
   Sales                           $2,431,152        $2,160,223       $1,342,208
   Other income                       295,206           309,513          250,911
                                   ----------        ----------       ----------
        Total revenues              2,726,358         2,469,736        1,593,119

Costs and expenses:
   Costs of sales                   1,637,901         1,451,560          876,142
   Selling, general and
     administrative                   907,913           828,105          526,369
   Interest                            75,676            67,283           47,800
   Provision for doubtful accounts    107,916           181,645           80,908
   Store closing and other charges         --            25,530               --
                                   ----------        ----------       ----------
        Total costs and expenses    2,729,406         2,554,123        1,531,219
                                   ----------        ----------       ----------

Earnings (loss) before provision
   (benefit) for income taxes          (3,048)          (84,387)          61,900
Provision (benefit) for income taxes   (1,081)          (29,244)          21,715
                                   -----------       -----------      ----------
Net earnings (loss)                $   (1,967)       $  (55,143)      $   40,185
                                   ===========       ===========      ==========

Net earnings (loss) per share:
   Basic                           $    (0.03)       $    (0.98)      $     0.81
                                   ===========       ===========      ==========
   Diluted                         $    (0.03)       $    (0.98)      $     0.80
                                   ===========       ===========      ==========

Weighted average common shares outstanding:

   Basic                               59,331            56,312           49,360
   Diluted                             59,331            56,312           50,146
                                   ==========         =========       ==========

Cash dividends per share of common
     stock                         $     0.28        $     0.28       $     0.28
                                   ==========        ==========       ==========


See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)

February 28,                                              1999             1998
                                                        ------           ------
Assets:
Current assets:
     Cash                                            $   67,254       $   48,779
     Accounts receivable, net                           254,282          392,765
     Retained interest in securitized
          receivables at fair value                     190,970          182,158
     Inventories                                        493,463          542,868
     Other current assets                               124,305          126,978
                                                     ----------       ----------
          Total current assets                        1,130,274        1,293,548

Property and equipment, net                             400,686          398,151
Other assets                                             72,632           55,321
Excess costs over net assets acquired, net              344,160          350,493
                                                     ----------       ----------
                                                     $1,947,752       $2,097,513
                                                     ==========       ==========
Liabilities And Stockholders' Equity:
Current liabilities:
     Notes payable                                   $  210,000       $  260,000
     Long-term debt due within one year                 167,486           22,365
     Accounts payable                                   193,799          203,048
     Accrued expenses                                   178,656          216,738
                                                     ----------       ----------
          Total current liabilities                     749,941          702,151

Long-term debt                                          547,344          715,271
Deferred income taxes                                    45,365           70,937

Stockholders' equity:
     Preferred stock, $10 par value                          --               --
     Common stock, $2 par value (250,000
          shares authorized; 59,861 and
          58,808 shares issued and
          outstanding, respectively)                    119,722          117,616
     Capital in excess of par value                     242,346          230,580
     Unrealized gain on investments                       5,228            4,548
     Retained earnings                                  237,806          256,410
                                                     ----------       ----------
          Total stockholders' equity                    605,102          609,154
                                                     ----------       ----------
                                                     $1,947,752       $2,097,513
                                                     ==========       ==========


See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                   Number of                            Accumulated
                      Common              Capital in          Other                   Total
                      Shares      Common   Excess of  Comprehensive  Retained Stockholders'
                 Outstanding       Stock   Par Value         Income  Earnings        Equity
-------------------------------------------------------------------------------------------

Balances at
 February 29, 1996    48,571    $ 97,143    $120,769      $    --    $301,071     $518,983
 Net earnings             --          --          --           --      40,185       40,185
 Unrealized gain
  on investments          --          --          --       10,797          --       10,797
                                                                                  --------
    Comprehensive income                                                            50,982
 Cash dividends           --          --          --           --     (13,612)     (13,612)
 Common stock issued
  for acquisitions     5,791      11,582      73,842           --          --       85,424
 Exercise of stock
  options, net            52         103         741           --          --          844
                     ----------------------------------------------------------------------

Balances at
 February 28, 1997    54,414     108,828     195,352       10,797     327,644      642,621
  Net loss                --          --          --           --     (55,143)     (55,143)
  Change in
   unrealized gain
   on investments         --          --          --       (6,249)         --       (6,249)
                                                                                  --------
     Comprehensive loss                                                            (61,392)
  Cash dividends          --          --          --           --     (16,249)     (16,249)
  Common stock issued
   for acquisitions    4,279       8,558      34,578           --          --       43,136
  Exercise of stock
   options, net          115         230         650           --          --          880
  Other                   --          --          --           --         158          158
                     ----------------------------------------------------------------------

Balances at
 February 28, 1998    58,808     117,616     230,580        4,548     256,410      609,154
 Net loss                 --          --          --           --      (1,967)      (1,967)
 Change in
  unrealized gain
  on investments          --          --          --          680          --          680
                                                                                  --------
    Comprehensive loss                                                              (1,287)
 Cash dividends           --          --          --           --     (16,637)     (16,637)
 Common stock issued
  for acquisitions       931       1,862      11,336           --          --       13,198
 Exercise of stock
  options, net           122         244         430           --          --          674
                     ----------------------------------------------------------------------

Balances at
 February 28, 1999    59,861    $119,722    $242,346      $ 5,228    $237,806     $605,102
                     ======================================================================


See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

Fiscal Year                                1999            1998            1997
                                       -----------------------------------------
Cash flows from operating activities:
 Net earnings (loss)                  $  (1,967)      $ (55,143)      $  40,185

  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization        58,840          54,043          33,874
    Provision for doubtful accounts     107,914         181,645          80,908
    Store closing and other charges
     provision                               --          25,530              --
    Store closing and other charges
     payments                           (10,013)         (1,452)             --
    Other, net                           (2,525)          2,616             588
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
      Accounts receivable                25,342        (195,141)         (4,331)
      Sale of accounts receivable            --              --          60,500
      Retained interest in securitized
       receivables at cost               (7,784)         50,533        (198,786)
      Inventories                        51,601         (77,115)        (35,154)
      Other current assets               10,050         (65,218)        (11,749)
      Accounts payable                   (9,819)         14,788          18,017
      Accrued expenses                  (26,958)         42,106          12,948
                                     -------------------------------------------
       Net cash provided (used)
        by operating activities         194,681         (22,808)         (3,000)
                                     -------------------------------------------

Cash flows from investing activities:
 Acquisitions, net of cash acquired          --         (40,186)        (58,842)
 Additions to property and equipment    (87,505)        (70,921)        (84,137)
 Disposals of property and equipment     22,797          15,107           3,423
 Miscellaneous investments              (22,416)        (10,467)         (6,907)
                                     -------------------------------------------
       Net cash used by
        investing activities            (87,124)       (106,467)       (146,463)
                                     -------------------------------------------

Cash flows from financing activities:
 Issuance of stock                          697             912             683
 Proceeds from long-term debt                --         174,767         299,444
 Increase (decrease) in notes
  payable, net                          (50,000)        104,000         (34,000)
 Payments of long-term debt             (23,142)       (100,335)       (104,110)
 Dividends paid                         (16,637)        (16,249)        (13,612)
                                     -------------------------------------------
       Net cash provided (used)
        by financing activities         (89,082)        163,095         148,405
                                     -------------------------------------------

Net increase (decrease) in cash          18,475          33,820          (1,058)
Cash at beginning of year                48,779          14,959          16,017
                                     -------------------------------------------
Cash at end of year                   $  67,254       $  48,779       $  14,959
                                     ===========================================


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations

     Heilig-Meyers Company and subsidiaries (the "Company") is a retailer of home furnishings that operated 1,249 stores as of February 28, 1999 of which 1,217 are located in 35 states and Washington, D.C. and 32 are located in Puerto Rico. The Company has four primary retail formats operating as Heilig-Meyers Furniture ("Heilig-Meyers"), Rhodes Furniture, The RoomStore and Mattress
Discounters. The Company's operating strategy includes offering a broad selection of home furnishings and bedding. The Company offers third party private label credit card programs to provide financing to its customers. The Heilig-Meyers format also offers consumer electronics, appliances, and floor coverings as well as an in-house installment credit program.

Principles of Consolidation

     The consolidated financial statements include the accounts of Heilig-Meyers Company and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

Fiscal Year

     Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 1999, 1998 and 1997 represent the years ended February 28, 1999, February 28, 1998 and February 28, 1997, respectively. Certain amounts in the fiscal 1997 consolidated financial statements have been reclassified to conform to the fiscal 1999 and 1998 presentation.

Segment Information

     Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has significant operations aligned in four operating formats: Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters divisions. Accordingly, data with respect to industry segments has been reported separately herein.

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

Accounts Receivable

     Accounts receivable arise primarily from closed-end installment sales contracts used by customers to finance purchases of merchandise and services offered by the Company. These contracts are at fixed rates and terms with level payments of principal and interest. In accordance with trade practice, payments due after one year are included in current assets. Provisions for doubtful accounts are made to maintain an adequate allowance to cover anticipated losses. Credit operations are generally maintained at each store to evaluate the credit worthiness of its customers and to manage the collection process. The Company reviews customer accounts on an individual basis in reaching decisions regarding methods of collection or write-off of doubtful accounts. Generally, accounts on which payments have not been received for six months are charged to the allowance for doubtful accounts. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk.
     The Company also offers certain of its customers revolving credit through private label credit facilities with various commercial banks. Where applicable, provisions for recourse obligations are made to maintain an adequate allowance to cover anticipated losses.
     The Company operates its 1,249 stores throughout 35 states, Washington, D.C., and Puerto Rico and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of credit risk.

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

Stockholders' Equity

     The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 28, 1999 and 1998, there were 59,861,000 and 58,808,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.
     On February 10, 1998 the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of Common Stock pursuant to a Shareholders' Rights Plan. The action replaced a similar plan expiring in fiscal 1998. The Rights are exercisable only after the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each Right would entitle its holder to purchase one-hundredth of a newly issued share of Cumulative Participating Preferred Stock, Series A, par value $10.00 per share (the "Series A Preferred Stock") at an initial price of $110, subject to adjustment. A total of 750,000 shares of Series A Preferred Stock have been reserved. Each share of Series A Preferred Stock will entitle the holder to 100 votes and has an aggregate dividend rate of 100 times the amount paid to holders of the Common Stock. Upon occurrence of certain events, each holder of a Right (other than those which are void pursuant to the terms of the plan) will become entitled to purchase shares of Common Stock having a value of twice the Right's then current exercise price in lieu of Series A Preferred Stock.

New  Accounting  Standards

     During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires presentation of total nonowner changes in equity for all periods displayed. This information is displayed in the consolidated statements of stockholders' equity.
     During fiscal year 1999, the Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of this statement did not affect the Company's consolidated financial position, results of operations or cash flows, and is limited to the form and content of its disclosures. This information is provided in Note 15.
     The Company also adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," during fiscal 1999. This statement changes disclosure requirements related to pension and other postretirement benefit obligations. Adoption of this statement did not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement is limited to the form and content of disclosures.
     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.
     In March 1998 the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
     In April  1998 the  AICPA  issued  SOP  98-5,  "Reporting  on the  Costs of
Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Management does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Revenues and Costs of Sales

     Sales revenue is generally recognized upon determination that merchandise is in stock and establishment of a delivery date, and, if applicable, upon approval of customer credit. Sales are presented net of returns. The effect of sales returns prior to shipment date has been immaterial. Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $231,369,000, $231,612,000, and $209,491,000 during fiscal 1999,
1998 and 1997, respectively. Finance charges are included in revenues on a monthly basis as earned. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Revenue from service policies and extended warranty contracts retained by the Company are deferred and recognized over the life of the contract period. Costs of sales includes occupancy and delivery expenses.

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


(2)   Expansion
--------------------------------------------------------------------------------

     During fiscal years 1999 and 1998, the Company made the acquisitions described below. All acquisitions, except for the Bedding Experts transaction, have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements. Pro forma results of operations for certain acquisitions have not been presented because the effects were not significant. Other acquisitions completed during fiscal years 1999 and 1998 are not discussed below because they are not considered material to the consolidated financial statements.
     On September 1, 1998 the Company acquired substantially all of the operating assets and liabilities of Guardian Protection Products ("Guardian") in a transaction in which the shareholder of Guardian received 666,667 shares of the Company's common stock. Unless the Company's common stock trades for at least ten consecutive trading days during the period from September 1, 1998, through August 31, 1999, at a per share price of $15.00 or more, additional shares will be issued so that the acquisition price equals $10 million divided by the average closing price per share for the Company's common stock for the ten trading days ending on August 31, 1999, or such earlier date as may be selected by the Company. The Company has also agreed to issue additional shares to the former shareholder of Guardian in the event that certain earnings targets are met over the next two years, however the aggregate purchase price will not exceed $14.5 million. The unamortized excess of purchase price over the fair market value of the net assets acquired from Guardian, as of February 28, 1999 was $9,575,000.
     During July 1997, the Company acquired all of the outstanding capital stock of Mattress Discounters Corporation and a related corporation ("Mattress Discounters") with 169 stores in 10 states and Washington, D.C. The initial purchase price was valued at approximately $42,900,000. The Company issued 2,269,839 shares of its common stock at the time of closing and 264,550 shares of common stock twelve months after the time of closing to the former shareholders of Mattress Discounters, in accordance with the purchase agreement, based on the achievement by the acquired stores of certain earnings targets. The unamortized excess of purchase price over the fair market value of the net assets acquired, as of February 28, 1999 was $58,136,000. Adjustments made to the preliminary purchase price allocation were not material.
     During January 1998, the Company acquired all of the outstanding capital stock of Bedding Experts, Inc. with 54 stores in Chicago, Illinois and the surrounding area. The Company issued 2,019,182 shares of its common stock in the transaction valued at $25,000,000. The transaction was recorded as a pooling-of-interests, however prior periods have not been restated as the effect is not considered material to the consolidated financial statements.
     During January 1998, the Company acquired certain assets related to 5 stores, 3 of which will remain in operation, of John M. Smyth's Homemakers ("Homemakers") in Chicago, Illinois. The purchase price of these assets was approximately $11,959,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Homemakers as of February 28, 1999 was not significant.
     During February 1998, the Company acquired certain assets related to 24 stores of Reliable, Inc. of Columbia, Maryland. The purchase price of these assets was approximately $18,164,000. The unamortized excess of purchase price over the fair market value of the net assets acquired from Reliable, Inc. as of February 28, 1999 was $4,939,000.
     The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40 years. The unamortized excess of purchase price over the fair value of the net assets acquired for all acquisitions was $344,160,000 and $350,493,000, net of accumulated amortization of $38,248,000 and $29,050,000, at February 28, 1999 and 1998, respectively.

(3)   Store Closing & Other Charges
--------------------------------------------------------------------------------

     In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings $16,683,000 or $.30 per share. The pre-tax charge is summarized as follows:

                                         Amount    Remaining       Amount    Remaining
                                       Utilized      Reserve     Utilized      Reserve
                                        through        as of      through        as of
                           Pre-Tax February 28, February 28, February 28, February 28,
(Amounts in thousands)      Charge         1998         1998         1999         1999
                          ------------------------------------------------------------

Severance                  $ 8,100       $1,452      $ 6,648      $ 5,150       $1,498
Lease & facility exit cost   7,680           --        7,680        4,386        3,294
Fixed asset impairment       7,250        2,117        5,133        5,133           --
Goodwill impairment          2,500        2,500           --           --           --
                           -----------------------------------------------------------
Total                      $25,530       $6,069      $19,461      $14,669       $4,792
                           ===========================================================

     The Company completed the store closings, office downsizing, and private label credit card program reorganization associated with this plan during fiscal 1999. The substantial majority of the remaining reserves are expected to be utilized during fiscal 2000 with some amounts related to long-term lease obligations extending beyond fiscal 2000.
     Operations of stores closed during fiscal 1999 generated a net loss of $5.8 million on sales of $4.8 million. These amounts are reported in the fiscal 1999 statement of operations.
     Charges associated with actions taken during fiscal 1999 to close stores and related support facilities totaled $2.1 million. Because these charges were not associated with a comprehensive restructuring plan, this amount is reported as selling, general and administrative expense in the fiscal 1999 statement of operations.


(4)   Accounts Receivable and Retained Interest in Securitized Receivables
--------------------------------------------------------------------------------

     Accounts receivable are shown net of an allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $42,745,000 and $60,306,000 and unearned finance income was $31,775,000 and $46,980,000 at
February 28, 1999 and 1998, respectively. Accounts receivable having balances due after one year were $64,496,000 and $94,676,000 at February 28, 1999 and 1998, respectively.
     As discussed in Note 1, the Company transfers a portion of its installment accounts receivable to a Master Trust ("Trust") in exchange for certificates representing undivided interests in such receivables. Certificates that have been sold to third parties are as follows:

(Amounts in thousands)                       1999        1998
--------------------------------------------------------------

Series 1997-1
   Senior class floating
    rate certificates                    $100,000    $252,000
Series 1998-1
   Class A 6.125% certificates            307,000     307,000
   Class B 6.35% certificates              61,000      61,000
   Floating rate collateral
      indebtedness interest                32,000      32,000
 Series 1998-2
   Class A floating rate certificates     230,000          --
   Class B floating rate certificates      50,000          --
   Floating rate collateral
      indebtedness interest                31,300          --
                                      ------------------------
                                         $811,300    $652,000
                                      ========================

     The rates in effect on the Series 1997-1 Senior class certificates were 5.2% and 6.1% as of February 28, 1999 and 1998, respectively. Unless extended, the commitment termination date related to the Series 1997-1 certificates is September 30,1999. The rates in effect on the Series 1998-1 floating rate Collateral Indebtedness Interest were 6.3% and 6.5% as of February 28, 1999 and 1998 respectively. With respect to the Series 1998-1 certificates, the final distribution date for the Class A certificates is scheduled to occur in December 2002, at which time the Class A certificate holders will begin to receive principal payments. The final distribution date for the Class B certificates is scheduled to occur in February 2003, at which time the Class B certificate holders will begin to receive principal payments provided that Class A certificates have been paid in full. The holder of the Collateral Indebtedness Interest will receive principal payments beginning one month subsequent to the final principal payment to Class B certificate holders. The rates in effect on the Series 1998-2 Class A floating rate certificates, Class B floating rate certificates, and the floating rate Collateral Indebtedness certificates were 5.5%, 5.7% and 6.4%, respectively, as of February 28, 1999. With respect to the Series 1998-2 certificates, the final distribution date for the Class A certificates is scheduled to occur in August 2001. The final distribution date for the Class B certificates is scheduled to occur in October 2001 provided that the Class A certificates have been paid in full. The holder of the Collateral Indebtedness Interest will receive principal payments beginning one month subsequent to the final payment to Class B certificate holders.
     The Company, through a bankruptcy-remote special purpose entity, retained the remaining undivided interests in the Trust's receivables. This remaining undivided interest is not available to the creditors of the Company. The Company will continue to service all accounts in the Trust. No servicing asset resulted because contractual rates are at estimated market rates and are considered adequate compensation for servicing. The cost of retained interests are based on an allocation of the total cost of accounts securitized in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Quoted market prices are not available for these retained interests. The fair value of the contractually required and excess seller's interest is based on the present value of future cash flows associated with the underlying receivables. The fair value of the interest only strip is based on the present value of estimated future cash flows to be received in excess of contractually specified servicing fees less estimated losses, discounted at 12% over the estimated remaining term of the underlying receivables. Retained interests are carried at fair value and are summarized below:

                                     Unrealized  Unrealized
(Amounts in thousands)         Cost        Gain        Loss    Fair Value
                           ----------------------------------------------
February 28, 1999:
Contractually required
   seller's interest       $112,967     $ 5,163     $   --       $118,130
Excess seller's interest     41,071          --         --         41,071
Interest-only strip          28,500       3,269         --         31,769
                           ----------------------------------------------
                           $182,538     $ 8,432     $   --       $190,970
                           ==============================================
February 28, 1998:
Contractually required
   seller's interest       $110,193     $ 7,242     $   --       $117,435
Excess seller's interest     36,706          --         --         36,706
Interest-only strip          27,925          92         --         28,017
                           ----------------------------------------------
                           $174,824     $ 7,334     $   --       $182,158
                           ==============================================

(5)   Property and Equipment
--------------------------------------------------------------------------------

     Property and equipment consists of the following:

                                                 1999        1998
                                             --------------------
                                            (Amounts in thousands)

Land and buildings                           $184,127    $135,857
Fixtures, equipment and vehicles              158,383     150,259
Leasehold improvements                        249,238     254,363
Construction in progress                       14,210      30,998
                                             --------------------
                                              605,958     571,477
Less accumulated depreciation                 205,272     173,326
                                             --------------------
                                             $400,686    $398,151
                                             ====================


(6)   Notes Payable and Long-Term Debt
--------------------------------------------------------------------------------

     The Company is currently in the fourth year of a five-year revolving credit facility dated July 19, 1995. Comprised of ten banks, the facility had $210,000,000 outstanding and $190,000,000 unused as of February 28, 1999. Subsequent to the balance sheet date this facility which was $400,000,000 at February 28, 1999 was reduced to $298,063,000. Going forward, the facility will be reduced on a dollar for dollar basis with proceeds from asset sales until the amount available reached $200.0 million. During fiscal 1999, the Company had additional lines of credit with banks that totaled $60,000,000. These lines of credit were eliminated during the fourth quarter of fiscal 1999. The Company's maximum short-term borrowings were $288,500,000 during fiscal 1999 and $342,100,000 during fiscal 1998. The average short-term debt outstanding for fiscal 1999 was $235,018,000 compared to $229,213,000 for fiscal 1998. The approximate weighted average interest rates were 6.2%, 6.1% and 5.8% in fiscal 1999, 1998 and 1997, respectively.
     At February 28, 1999, the Company had $210,000,000 of outstanding short-term borrowings compared to $260,000,000 at February 28, 1998. The average interest rate on this debt was approximately 5.7% at February 28, 1999, and 6.2% and 5.8% at February 28, 1998 and 1997, respectively. There were no compensating balance requirements.
     Long-term debt consists of the following:

                                                   1999        1998
                                            -----------------------
                             (Amounts in thousands)
Shelf registration issues:
   7.60% unsecured notes due 2007              $175,000    $175,000
   7.88% unsecured notes due 2003               200,000     200,000
   7.40% unsecured notes due 2002               100,000     100,000

Other issues:
   Notes payable to insurance
   companies and banks, maturing
   through 2002, interest ranging
   from 5.74% to 8.99%,unsecured                225,000     245,000

   Notes, collateralizing industrial development revenue bonds, maturing through 2005, interest ranging from a floating rate of 67% of prime to an 8.50% fixed rate 495 906

   Term loans, maturing through
   2007, interest ranging to 9.80%,
   primarily collateralized by deeds
   of trust                                         830       1,026

   Capital lease obligations, maturing
   through 2009, interest ranging
   from 76% of prime to 12.80%                   13,505      15,704
                                               --------------------
                                                714,830     737,636
   Less amounts due within one year             167,486      22,365
                                               --------------------
                                               $547,344    $715,271
                                               ====================

     Principal payments are due for the four years after February 28, 2000 as follows: 2001, $1,053,000; 2002, $160,200,000; 2003, $209,000; and 2004,
$200,204,000. The aggregate net carrying value of property and equipment collateralization at February 28, 1999, was $9,267,000. The Company has on file a shelf registration to issue up to $400,000,000 of common stock, warrants and debt securities. The $175,000,000 unsecured 7.60% notes due 2007 were issued under the shelf registration with the remaining $225,000,000 unissued at February 28, 1999. During fiscal 1997, the Company issued $200,000,000 unsecured 7.88% notes due 2003 and $100,000,000 unsecured 7.40% notes due 2002 under a previous shelf registration.
     Notes payable to insurance companies and banks contain certain restrictive covenants. Under these covenants, the payment of cash dividends is limited to $74,576,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 28, 1999. Other covenants relate to the maintenance of working capital, pre-tax earnings coverage of fixed charges, limitations on total and funded indebtedness and maintenance of stockholders' equity. As a result of the losses incurred during fiscal years 1999 and 1998, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance.
     Interest  payments  of  $77,743,000,  $65,404,000  and  $46,710,000  net of
capitalized interest of $1,658,000, $3,762,000 and $2,360,000 were made during fiscal 1999, 1998 and 1997, respectively.


(7) Income Taxes
--------------------------------------------------------------------------------

     The provision (benefit) for income taxes consists of the following:

                              1999        1998        1997
                                 (Amounts in thousands)
                          --------------------------------
Current:
   Federal                $(12,711)   $(21,250)    $ 5,481
   State                    (1,910)     (4,911)      3,006
   Puerto Rico                (740)      2,238       2,160
                          --------------------------------
                           (15,361)    (23,923)     10,647
Deferred:
   Federal                   8,138      (2,178)      7,758
   State                     4,951       ( 573)      1,618
   Puerto Rico               1,191      (2,570)      1,692
                          --------------------------------
                            14,280      (5,321)     11,068
                          --------------------------------
                          $ (1,081)   $(29,244)    $21,715
                          ================================

     The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 28, 1999 and 1998, consist of the following:

                                         1999         1998
                                    (Amounts in thousands)
                                    ----------------------
Deferred tax assets:
   Allowance for doubtful accounts    $ 20,672    $ 20,613
   Store closing and other charges       7,537      15,521
   Accrued liabilities                  13,318      12,400
   Alternative minimum tax credit
      carryforward                       2,689       7,973
   Federal tax credits                  10,429       6,655
   Net operating loss carryforward      26,539       1,977
   Other                                   806         247
                                    ----------------------
                                        81,990      65,386
                                    ----------------------
Deferred tax liabilities:
   Excess costs over net assets
     acquired                           60,135      46,536
   Accounts receivable                  28,034      20,586
   Depreciation                         13,339      17,520
   Asset securitizations                20,625      17,436
   Inventory                             9,107       9,264
   Deferred revenues                     6,598       8,962
   Costs capitalized on constructed
      assets                             8,322       6,525
   Other                                 6,045       3,580
                                    ----------------------
                                       152,205     130,409
                                    ----------------------
                                      $ 70,215    $ 65,023
                                    ======================
Balance sheet classification:
   Other current assets               $     --    $  5,914
   Other current liabilities            24,850          --
   Deferred income tax liability        45,365      70,937
                                    ----------------------
                                      $ 70,215    $ 65,023
                                    ======================

     A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                    1999        1998        1997
                                ---------------------------------
Statutory federal income
   tax rate                        (35.0)%     (35.0)%      35.0%
State income taxes, net of
   federal income tax benefit       (3.8)       (2.8)        3.7
Tax credits                       (131.8)       (4.9)       (5.3)
Goodwill amortization and
   other, net                      135.1         8.0         1.7
                                ---------------------------------
                                   (35.5)%     (34.7)%      35.1%
                                =================================

     Federal and state income tax payments of $5,762,000, $8,427,000 and $18,447,000 were made during fiscal 1999, 1998 and 1997, respectively. The Company has an alternative minimum tax and other federal tax credit
carryforwards  of  approximately   $2,690,000  and  $10,429,000,   respectively.
Additionally, the Company has a federal net operating loss carryforward of approximately $36,872,000. The federal net operating loss and tax credit carryforwards will expire fiscal year 2019.


(8)   Retirement Plans
--------------------------------------------------------------------------------

     During 1999, the Company adopted FASB No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which revised the Company's disclosure about pension and other postretirement benefit plans.
     The Company has a qualified profit sharing and retirement savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 1999, 1998 and 1997 was $3,958,000, $3,052,000 and $2,507,000, respectively.
     In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 1999, 1998 and 1997 was $489,000, $445,000 and $283,000, respectively.
     The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental pre-retirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of two years and 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or his beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan has been funded through the purchase of life insurance contracts covering the executives and owned by the Company. For the fiscal year 1999, the Company recognized expense of $540,000, and for fiscal years 1998 and 1997, there was no charge to earnings.
     As of February 28, 1999, the Company continued to operate separate employee benefit plans covering certain groups of employees of Rhodes, which was acquired on December 31, 1996. These plans include a qualified non-contributory defined benefit plan, a non-qualified unfunded defined benefit plan, and a qualified defined contribution savings plan. During fiscal 1998, these three plans were amended in order to cease future benefit accruals and contributions. As of that date, no new participants could be added.

     The following tables represent activity in the Company's qualified defined benefit plan:
                                                           1999            1998
                                                          (Amounts in thousands)
                                                        ------------------------
Change in projected benefits obligation:
   Projected benefit obligation at beginning of year       $15,280      $14,811
   Service cost                                                 --          355
   Interest cost                                             1,077        1,109
   Actuarial loss (gain)                                       729         (199)
   Benefits paid                                            (1,188)        (796)
                                                           ---------------------
      Projected benefit obligation at end of year          $15,898      $15,280
                                                           =====================
Change in plan assets:
   Fair value of plan assets at beginning of year          $15,205      $13,020
   Actual return on plan assets                              1,590        2,316
   Employer contribution                                        --          665
   Benefits paid                                            (1,188)        (796)
                                                           ---------------------
      Fair value of plan assets at end of year             $15,607      $15,205
                                                           =====================

   Funded status                                           $  (291)     $   (75)
   Unrecognized net transition asset                          (862)      (1,059)
   Unrecognized net actuarial loss                             389          178
                                                           ---------------------
      Accrued benefit cost                                 $  (764)     $  (956)
                                                           =====================

Weighted-average assumptions as of February 28:
   Discount Rate                                              7.25%        7.25%
   Expected return on plan assets                             7.25%        8.50%

Components of net periodic benefit cost:
   Service cost                                            $    --      $   355
   Interest cost                                             1,077        1,109
   Expected return on plan assets                           (1,072)      (1,100)
   Amortization of transition asset                           (197)        (197)
   Amortization of prior service cost                           --            5
                                                           ---------------------
      Charge (benefit) to operations                       $  (192)     $   172
                                                           =====================

     Assets of the plan are generally invested in equities and fixed income instruments.
     The projected benefit obligation of the non-qualified pension plan totaled $1,935,000 and $1,796,000 at February 28, 1999 and 1998, respectively. There are no plan assets in the non-qualified plan due to the nature of the plan.

(9)   Stock Options
--------------------------------------------------------------------------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by SFAS No. 123, "Accounting for Stock-Based Compensation" to provide pro forma information regarding net income and earnings per share.
     The 1983, 1990, 1994 and 1998 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at an exercise price of no less than fair market value at the date of grant) and stock appreciation rights. Under these plans, approximately 8,094,000 shares have been authorized to be reserved for issuance. All options granted have ten-year terms. Options granted during fiscal years 1999 and 1998 immediately vested and became exercisable when granted. Previously granted options vest on a graduated basis and become fully exercisable at the end of two years of continued employment.
     Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 5.2%, 6.5% and 6.1%; a dividend yield of 1.9%; volatility factors of the expected market price of the Company's common stock of 48%, 46% and 41%; and a weighted-average expected option life of 4.55, 3.61 and 3.48 years.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1999        1998        1997
                                  (Amounts in thousands except per share data)
                                  --------------------------------------------
Pro forma net income (loss)            $(3,494)    $(55,837)    $37,072
Pro forma earnings (loss) per share:
      Basic                               (.06)        (.99)        .75
      Diluted                             (.06)        (.99)        .74

     A summary of the Company's stock option activity and related information for the years ended February 28, 1999, 1998 and 1997 follows:

                                          Weighted
                                           Average
                                           Options      Exercise Price
                                        ----------      --------------
Outstanding at March 1, 1996             4,431,904              $18.49
Granted                                    816,480               14.55
Exercised                                  (51,500)              13.25
                                        ----------             -------
Outstanding at February 28, 1997         5,196,884               15.55
Granted                                     28,008               15.53
Exercised                                 (116,435)               7.81
Forfeited                                 (100,000)              15.63
                                        ----------             -------
Outstanding at February 28, 1998         5,008,457               15.98
Granted                                    385,030                6.72
Exercised                                 (122,155)               5.52
Forfeited                                  (44,862)              17.55
                                        ----------             -------
Outstanding at February 28, 1999         5,226,470              $15.53
                                        ==========             =======

Range of                           $6.02     $10.01      $17.01     $27.01
Exercise                             to         to          to         to
Prices                            $10.00     $17.00      $27.00     $35.06
                                  ------     ------      ------     ------
Options outstanding at
  February 28, 1999            1,774,134    743,596    2,696,740    12,000

Weighted average remaining
  contract life, outstanding
  options                           3.98       7.98         4.95      4.95

Weighted average exercise
  price,outstanding options       $ 8.42     $14.41       $20.43    $35.06

Options exercisable at
  February 28, 1999            1,774,134    743,596    2,696,740    12,000

Weighted average exercise
  price, exercisable options      $ 8.42     $14.41       $20.43    $35.06

     Options exercisable at year end and the respective weighted average exercise prices were 5,226,470 at $15.53, 4,831,095 at $15.96 and 4,762,846 at
$15.50 for fiscal 1999, 1998 and 1997, respectively.
     The weighted average fair values of options granted were $2.68, $5.82 and $4.88 for fiscal 1999, 1998 and 1997, respectively.


(10)   Commitments and Contingencies
--------------------------------------------------------------------------------

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

                                         1999         1998
                                    (Amounts in thousands)
                                    ----------------------

Land and buildings                     $12,098     $12,098
Fixtures and equipment                   2,164       1,955
                                    ----------------------
                                        14,262      14,053
Less accumulated depreciation
   and amortization                      7,095       5,219
                                    ----------------------
                                       $ 7,167     $ 8,834
                                    ======================

     Capitalized lease amortization is included in depreciation expense.
     Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 28, 1999, are as follows:

                                  Capital Leases     Operating Leases
Fiscal Years                            (Amounts in thousands)
                                     ---------------------------
2000                                  $ 3,521         $  160,360
2001                                    3,516            153,204
2002                                    3,010            143,557
2003                                    2,965            133,534
2004                                    2,229            112,044
After 2004                              2,912            587,404
                                      --------------------------
Total minimum lease payments          $18,153         $1,290,103
                                                      ==========
Less:
   Executory costs                         77
   Imputed interest                     4,571
                                      -------
Present value of minimum
   lease payments                     $13,505
                                      =======

     Total rental expense under operating leases for fiscal 1999, 1998 and 1997 was $165,005,000, $138,128,000 and $83,888,000, respectively. Contingent rentals and sublease rentals are negligible.
     Payments to affiliated entities under capital and operating leases were $269,000 for fiscal 1999, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1998 and 1997 were $327,000 and $314,000, respectively.

Litigation
     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material effect on the financial statements.


(11)   Derivative Financial Instruments
--------------------------------------------------------------------------------

     The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to manage the risk of unfavorable movements in interest rates. These convert floating rate notes payable to banks and floating rates on asset securitization agreements to fixed rates. The notional amounts of these swap agreements at February 28, were as follows:

                                          1999        1998
                                       (Amounts in thousands)
                                      -----------------------
On notes payable and other            $ 74,000     $168,300
On securitized receivables             145,000      185,000

     Interest rates that the Company paid per the swap agreements related primarily to notes payable were fixed at an average rate of 7.6% and 7.0% at February 28, 1999 and 1998, respectively. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.2% and 5.7% at February 28, 1999 and 1998, respectively. All of these agreements expire in fiscal 2000.
     Interest rates that the Company paid on swap agreements related to securitized receivables were fixed at an average rate of 6.9% and 6.8% at February 28, 1999 and 1998, respectively. The variable rates received per these agreements were tied to LIBOR and averaged 5.0% and 5.7% at February 28, 1999 and 1998, respectively. The remaining terms for these agreements are up to approximately one year.
     Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased.
     The Company believes its risk of credit-related losses resulting from nonperformance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher.
     The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Losses on disposals, which there have been none to date, would be recognized immediately.
     All swaps are held for purposes other than trading.

(12)   Fair Value of Financial Instruments
--------------------------------------------------------------------------------

     The estimated fair values of financial instruments have been determined by using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     The estimated fair values of the Company's financial instruments at February 28, 1999 and 1998 are as follows:

                                          1999                   1998
                                   ------------------     ------------------
                                   Carrying    Fair       Carrying    Fair
(Amounts in thousands)              Amount     Value       Amount     Value
Assets:
   Cash                            $ 67,254  $ 67,254     $ 48,779  $ 48,779
   Accounts receivable, net         254,282   254,282      392,765   392,765
   Retained interest in
    securitized receivables         190,970   190,970      182,158   182,158

Liabilities:
   Accounts payable                 193,799   193,799      203,048   203,048
   Notes payable                    210,000   210,000      260,000   260,000
   Long-term debt                   701,325   572,362      721,932   725,997

Off-balance-sheet financial
 instruments:
   Interest rate swap agreements:
       Assets                            --        --           --        86
       Liabilities                       --     3,095           --     6,570

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

(13)   Earnings (Loss) Per Share
--------------------------------------------------------------------------------

     The Company was required to adopt in the fourth quarter of fiscal 1998 SFAS No. 128, "Earnings Per Share," which superceded APB Opinion No. 15. Earnings
(loss) per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic and diluted earnings (loss) per share, instead of primary and fully diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contingencies to issue common stock were exercised.
     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings (loss) per share computations:

(Amounts in thousands except             1999        1998        1997
    per share data)                   --------------------------------

Numerator:
   Net earnings (loss)               $ (1,967)   $(55,143)   $ 40,185

Denominator:
   Denominator for
    basic earnings (loss)
    per share - average
    common shares
    outstanding                        59,331      56,312      49,360
   Effect of potentially
    dilutive stock options                 --          --         786
   Denominator for
    diluted earnings
    (loss) per share                   59,331      56,312      50,146

Basic EPS                            $  (0.03)   $  (0.98)   $   0.81
Diluted EPS                             (0.03)      (0.98)       0.80

     The computation for fiscal 1999 does not assume the conversion of outstanding options to purchase 5,226,000 shares of common stock at prices ranging from $6.02 to $35.06, with expiration dates between February 2000 and February 2009 and 911,000 contingently issuable shares, since the result would be antidilutive due to the loss from operations. Options to purchase 5,008,000 shares of common stock at prices ranging from $5.52 to $35.06, with expiration dates between January 1999 and June 2007 and 265,000 contingently issuable shares were outstanding during fiscal 1998, however, were excluded from the diluted EPS calculation since the result would be antidilutive due to the loss from operations. Options to purchase 1,723,000 shares of common stock at prices ranging from $20.29 to $35.06, with expiration dates between February 2003 and August 2004, were outstanding during fiscal 1997, however, were excluded from the diluted EPS calculation because the options' exercise prices were greater than the average market price of the common shares.

(14)   Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

     The following is a summary of quarterly financial data for fiscal 1999 and 1998:


Three months ended                May 31    August 31  November 30  February 28
--------------------------------------------------------------------------------
                  (Amounts in thousands except per share data)
1999
Revenues                        $668,939     $675,007     $728,209     $654,203
Gross profit(1)                  200,363      190,529      219,697      182,662
Earnings (loss) before taxes      15,872       13,761        9,896      (42,577)
Net earnings (loss)               10,194        8,758        6,274      (27,193)

Earnings (loss) per share of common stock(2):
   Basic                            0.17         0.15         0.11        (0.45)
   Diluted                          0.17         0.15         0.10        (0.45)

Cash dividends per share of
 common stock                       0.07         0.07         0.07         0.07

1998
Revenues                        $566,325     $590,212     $678,468     $634,732
Gross profit(1)                  169,058      171,201      202,796      165,609
Store closing and other charges       --           --           --       25,530
Earnings (loss) before taxes      22,000       14,402      (75,467)     (45,322)
Net earnings (loss)               13,761        9,279      (49,122)     (29,061)

Earnings (loss) per share of common stock(2):
   Basic                            0.25         0.17        (0.87)       (0.50)
   Diluted                          0.25         0.16        (0.87)       (0.50)

Cash dividends per share of
 common stock                       0.07         0.07         0.07         0.07


(1) Gross profit is sales less costs of sales.

(2) Total of quarterly earnings (loss) per common share may not equal the annual amount because net income (loss) per common share is calculated independently for each quarter.


(15)   Segment Information
--------------------------------------------------------------------------------

     Effective December 1, 1998, the Company adopted the provisions of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has significant operations aligned in four operating formats: Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters divisions.
     The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The Rhodes division comprises the 96 stores operating under the "Rhodes" name. The Rhodes retailing strategy is selling quality furniture to a broad base of middle income customers. Stores operating under The RoomStore division include the 70 stores primarily operating in Texas, Oregon, Maryland and Illinois and the 32 stores in Puerto Rico operating under the "Berrios" name. The Mattress Discounters division is the Nation's largest retail bedding specialist.

     The accounting  policies of the segments are the same as those described in
Note  1  to  the  Consolidated  Financial  Statements.   The  Company  evaluates
performance based on earnings (loss) before interest and income taxes (based upon generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

(Amounts in thousands)                       1999           1998           1997
--------------------------------------------------------------------------------

Revenues:
  Heilig-Meyers                        $1,531,766     $1,518,415     $1,333,468
  Rhodes                                  479,620        509,474         82,409
  The RoomStore                           476,324        309,664        177,242
  Mattress Discounters                    238,648        132,183             --
                                       ----------     ----------     ----------
      Total revenues from external
        customers                      $2,726,358     $2,469,736     $1,593,119
                                       ==========     ==========     ==========

Earnings (loss) before interest and taxes:
  Heilig-Meyers                        $   66,634     $  (17,648)    $   88,660
  Rhodes                                  (29,279)         9,181          2,944
  The RoomStore                            12,855          3,705         18,096
  Mattress Discounters                     22,971         13,479             --
  Intersegment earnings (loss)               (553)          (291)            --
                                       ----------     ----------     ----------
      Total earnings (loss) before
        interest and taxes             $   72,628     $    8,426     $  109,700
                                       ----------     ----------     ----------
   Store closing and other charges             --        (25,530)            --
   Interest expense                       (75,676)       (67,283)       (47,800)
                                       ----------     ----------     ----------
      Consolidated earnings (loss)
        before provision (benefit)
        for income taxes               $   (3,048)    $  (84,387)    $   61,900
                                       ==========     ==========     ==========

Depreciation expense:
  Heilig-Meyers                        $   35,774     $   32,739     $   30,226
  Rhodes                                   12,468         13,998          2,116
  The RoomStore                             5,836          4,909          1,532
  Mattress Discounters                      4,762          2,397             --
                                       ----------     ----------     ----------
     Total depreciation expense        $   58,840     $   54,043     $   33,874
                                       ==========     ==========     ==========
Capital expenditures:
  Heilig-Meyers                        $   57,486     $   51,871     $   79,369
  Rhodes                                   12,784          3,381            869
  The RoomStore                            12,086         14,046          3,899
  Mattress Discounters                      5,149          1,623             --
                                       ----------     ----------     ----------
     Total capital expenditures        $   87,505     $   70,921     $   84,137
                                       ==========     ==========     ==========
Total identifiable assets:
  Heilig-Meyers                        $1,292,770     $1,417,834     $1,383,912
  Rhodes                                  287,595        331,845        261,895
  The RoomStore                           269,906        254,801        191,351
  Mattress Discounters                     97,481         93,033             --
                                       ----------     ----------     ----------
     Total identifiable assets         $1,947,752     $2,097,513     $1,837,158
                                       ==========     ==========     ==========

(16)   MacSaver Financial Services
--------------------------------------------------------------------------------

     MacSaver Financial Services ("MacSaver"), is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of the Company, and in connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries, and issues and carries substantially all of the Company's notes payable and long-term debt. MacSaver also transfers the substantial majority of its installment accounts receivable, through a wholly-owned subsidiary, to a Master Trust which issues certificates representing undivided interests in such certificates (See Notes 1 and 4). Substantially all of the net revenues generated by MacSaver are pursuant to operating agreements with the Company and certain of its wholly-owned subsidiaries. In June 1997, the Company and MacSaver filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400,000,000 aggregate principal amount of securities.
     MacSaver has issued $175,000,000 in aggregate principal amount of its notes at 7.60% due 2007. In fiscal 1997, MacSaver issued $300,000,000 in aggregate principal amount of its notes under a previous Registration Statement filed jointly by the Company and MacSaver; $200,000,000 at 7.88% due 2003 and $100,000,000 at 7.40% due 2002. These notes are unconditionally guaranteed as to payment of principal and interest by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to holders of the debt securities. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

MacSaver Financial Services Summarized Statements of Operations

                          Twelve months ended February 28,
                              1999        1998        1997
                          --------------------------------
                                (Amounts in thousands)

Net revenues              $302,418    $267,386    $158,306
Operating expenses         252,699     292,493     102,706
                          --------------------------------
Earnings (loss) before
   taxes                    49,719     (25,107)     55,600
                          --------------------------------
Net earnings (loss)       $ 32,317    $(16,320)   $ 36,140
                          ================================


MacSaver Financial Services Summarized Balance Sheets

                                         February 28,
                                       1999        1998
                                 ----------------------
                                 (Amounts in thousands)

Current assets                   $   57,151  $   29,545
Accounts receivable, net            145,211     295,405
Retained interest in securitized
   receivables at fair value        190,967     182,158
Due from affiliates                 714,372     645,291
                                 ----------------------
  Total assets                   $1,107,701  $1,152,399
                                 ======================

Current liabilities              $  186,255  $   48,951
Notes payable                       210,000     260,000
Long-term debt                      535,000     700,000
Stockholders' equity                176,446     143,448
                                 ----------------------
   Total liabilities and
   stockholders' equity          $1,107,701  $1,152,399
                                 ======================

(17)   Subsequent Event
--------------------------------------------------------------------------------

     On May 28, 1999, the Company entered into a definitive agreement to sell substantially all of its interest in its Mattress Discounters division to an investment group, including certain key managers of Mattress Discounters, led by Bain Capital, a Boston based capital investment group. The sale price is approximately $225.5 million, subject to final adjustment, including net cash proceeds of approximately $206.7 million. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter of fiscal 2000 and result in a gain, net of income taxes, of approximately $68.0 million, or $1.12 per share. The Company will retain a 7% interest in Mattress Discounters. The net cash proceeds will be used to pay down debt.

     The Company has continued its evaluation of the possible divestiture of all or part of its Rhodes division. Because of the uncertainties surrounding the ability of the Company to consummate a sale of the Rhodes division within the fiscal year ending February 29, 2000, the related assets of the Rhodes division were considered "held for use" as of February 28, 1999 and are presented on a consolidated basis. If an agreement to sell the Rhodes division is executed, the transaction may result in a loss and, depending on the terms of such an agreement, the loss may be material to results of operations. Management believes that, under a held for use classification, the Rhodes division's future undiscounted cash flows will be in excess of the related carrying value of its assets as of February 28, 1999.

Independent Auditors' Report

To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

     We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Richmond, Virginia
March 24, 1999, except for note 17, as to which the date is June 1, 1999.

ITEM 9. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE

  None.



                                    PART III

     With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 19, 1999 (the "1999 Proxy Statement"), is not to be deemed filed as a part of this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2-4 of the 1999 Proxy Statement.
     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."
     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 6 of the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" appearing on pages 7-8 of the 1999 Proxy Statement, "Executive Supplemental Retirement Plan" and "Executive
Severance Plan" appearing on pages 14-15 of the 1999 Proxy Statement, and "Director's Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 15-16 of the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2-5 of the 1999 Proxy Statement and "Principal Shareholders" appearing on page 18 of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by the item is incorporated by reference to the section entitled "Certain Transactions" appearing on pages 16-17 of the 1999 Proxy Statement and the last paragraph under the section entitled "Election of Directors - Nominees" on page 5.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS on FORM 8-K

      (a)  1.   Financial Statements

          The following consolidated financial statements of Heilig-Meyers Company and Subsidiaries included in the registrant's 1999 Annual Report to Shareholders are included in item 8 herein:

             Independent Auditors' Report

             Consolidated Balance Sheets -
               February 28, 1999 and 1998

             Consolidated Statements of Operations -
               Year Ended February 28, 1999,
               Year Ended February 28, 1998, and
               Year Ended February 28, 1997

             Consolidated Statements of Stockholders' Equity -
               Year Ended February 28, 1999,
               Year Ended February 28, 1998, and
               Year Ended February 28, 1997


             Consolidated Statements of Cash Flows -
               Year Ended February 28, 1999,
               Year Ended February 28, 1998, and
               Year Ended February 28, 1997

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

      (a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

             See INDEX TO EXHIBITS

      (b) Reports on Form 8-K Filed During Last Quarter of Year Ended February 28, 1999.

               There were three Current Reports on Form 8-K filed during the last quarter of the fiscal year ended February 28, 1999. On
               December 3, 1998, Registrant filed a Form 8-K in which it reported that Troy A. Perry, Jr., President and Chief Operating Officer, would retire from the Company and its Board of Directors effective March 1, 1999. On December 8, 1998, Registrant filed an 8-K in which it reported November 1998 sales. On December 17, 1998, Registrant filed a Form 8-K in which it reported the results for the third quarter of fiscal 1999 and announced the retirement of certain officers.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEILIG-MEYERS COMPANY


       Date:  June 1, 1999                by  /s/William C. DeRusha
                                          ----------------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  June 1, 1999                /s/William C. DeRusha
                                          ---------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          Principal Executive Officer
                                          Director


       Date:  June 1, 1999                /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Executive Vice President
                                          Principal Financial Officer


       Date:  June 1, 1999                /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer


       Date:  June 1, 1999                /s/Alexander Alexander
                                          -----------------------
                                          Alexander Alexander, Director


       Date:  June 1, 1999                /s/Robert L. Burrus, Jr.
                                          ------------------------
                                          Robert L. Burrus, Jr., Director


       Date:  June 1, 1999                /s/Beverley E. Dalton
                                          ---------------------
                                          Beverley E. Dalton, Director


       Date:  June 1, 1999                /s/Charles A. Davis
                                          ----------------------
                                          Charles A. Davis, Director


       Date:  June 1, 1999
                                          -----------------------------
                                          Benjamin F. Edwards, III, Director


       Date:  June 1, 1999                /s/Alan G. Fleischer
                                          --------------------
                                          Alan G. Fleischer, Director

       Date:  June 1, 1999               /s/Nathaniel Krumbein
                                         ------------------------
                                         Nathaniel Krumbein, Director


       Date:  June 1, 1999               /s/Hyman Meyers
                                         -------------------
                                         Hyman Meyers, Director


       Date:  June 1, 1999               /s/S. Sidney Meyers
                                         --------------------
                                         S. Sidney Meyers, Director


       Date:  June 1, 1999               /s/Lawrence N. Smith
                                         ---------------------
                                         Lawrence N. Smith, Director


       Date:  June 1, 1999               /s/Eugene P. Trani
                                         ------------------
                                         Eugene P. Trani, Director


       Date:  June 1, 1999               /s/L. Douglas Wilder
                                         --------------------
                                         L. Douglas Wilder, Director


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

Allowance for
 Doubtful Accounts:

Year Ended
 February 28,
 1999          $60,306     $108,216  $ 3,470 (A) $ 68,779  $ 4,295(C)  $47,947   $42,745
                                     $(8,226)(B)
Year Ended
 February 28,
 1998          $41,120     $181,136  $ 1,817(A)  $106,029  $21,156(C)  $38,148   $60,306
                                     $ 1,566(B)
Year Ended
 February 28,
 1997          $54,714     $ 80,908  $ 1,330(A)  $ 70,438  $ 6,912(C)  $33,940   $41,120
                                     $15,458(B)


(A)  Represents  recoveries  on accounts  previously  written off.
(B)  Allowance applicable  to  purchased  accounts  receivable.
(C) Deductions from reserve applicable to purchased accounts receivable, as follows:


                                           1999          1998          1997
                                         --------      --------      ------

Write-offs of Uncollectible Accounts     $ 4,295       $21,156       $ 6,912


Index to Exhibits


3.       Articles of Incorporation and Bylaws.

         a. Registrant's Restated Articles of Incorporation, as amended, filed as Exhibit 3a to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is hereby incorporated by this reference.

         b. Registrant's Amended and Restated Bylaws, filed as Exhibit 3a to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, are incorporated herein by this reference.

4. Instruments defining the rights of security holders, including indentures.


         a. The long-term debt as shown on the consolidated balance sheet of the Registrant at February 28, 1999 includes various obligations  each  of  which  is  evidenced  by an  instrument authorizing an amount that is less than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The documents evidencing these obligations are accordingly omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Commission upon request.

10.      Contracts

         a. Three leases dated as of December 27, 1976 between Hyman Meyers, Agent, and the Registrant, filed as Exhibit 10(a)(2) and Exhibit 10(a)(4) - Exhibit 10(a)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 (No. 1-8484), are incorporated herein by this reference.

         b. The following Agreement filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991(No. 1-8484) is incorporated herein by this reference:

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

         d.       Intentionally omitted.

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

         f. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Hyman Meyers and Registrant filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         g. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between S. Sidney Meyers and Registrant filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         h. Agreement made as of September 15, 1989 to amend Executive Employment and Deferred Compensation Agreement between Nathaniel Krumbein and Registrant filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484)is incorporated herein by this reference.*

         i. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987(No.1-8484) is incorporated herein by this reference.*

         j. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990(No.1-8484) is incorporated herein by this reference.*

         k. Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

         l. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         m.       Deferred  Compensation  Agreement  between George A. Thornton,
                  III and the Registrant filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

         n. Amendment dated September 15, 1989 to Deferred Compensation Agreement between George A. Thornton, III and the Registrant filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         o. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of January 1, 1999.*

         p. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 (No. 1-8484) for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

         q. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         r.       Registrant's  1990 Stock  Option  Plan,  as amended,  filed as
                  Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

         s. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 (No. 1-8484) for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

         t. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

         u. Form of Executive Supplemental Retirement Agreement between the Registrant and each of William C. DeRusha and Troy A. Peery, Jr. dated January 1, 1996 filed as Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         v. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr. and James R. Riddle dated January 1, 1996 filed as Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         w. Form of Executive Supplemental Retirement Agreement between the Registrant and William J. Dieter dated January 1, 1996 filed as Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         x. Employment Agreement made as of November 1, 1996 between William C. DeRusha and the Registrant filed as Exhibit 10(bb) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         y.       Employment Agreement made as of November 1, 1996 between Troy
                  A. Peery, Jr. and the Registrant filed as Exhibit 10(cc) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

         z.       The following  Agreements filed as Exhibits 10 (ii) through 10
                  (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

                  (1) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

                  (2) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

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

         ii. Policy issued by Life Insurance Company of North America, dated March 1, 1989 covering the Rhodes, Inc. Employee Disability Plan, filed with the Commission as Exhibit 10.38 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1991 (No. 0-08966) is incorporated herein by this reference.*

         jj. Form of Compensation (change in control) Agreement between Irwin L. Lowenstein and Rhodes, Inc., filed with the Commission as Exhibit 10.7 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1995 (No. 1-09308) is incorporated herein by this reference.*

         kk. Amended and Restated Merchant Agreement by and between Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997 filed as Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference.

         ll. Compensation Agreement entered into between Rhodes, Inc. and Joel T. Lanham, filed with the Commission as Exhibit 10.10 to Rhodes, Inc.'s. Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

         mm. Compensation Agreement entered into between Rhodes, Inc. and Joel H. Dugan, filed with the Commission as Exhibit 10.11 to Rhodes, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1996 (No. 1-09308) is incorporated herein by this reference.*

         nn. First Amendment and Restatement of Credit Agreement dated as of May 14, 1996, filed as Exhibit 10(oo) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

         oo. Second Amendment and Restatement of Credit Agreement dated as of January 8, 1997, filed as Exhibit 10(pp) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

         pp. Third Amendment and Restatement of Credit Agreement dated as of May 23, 1997, filed as Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

         qq. Amendment No. 4 to the Credit Facility, dated as of November 30, 1997 filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, is incorporated herein by this reference.

         rr. Amendment No. 5 to the Credit Facility dated as of April 22, 1998, filed as Exhibit 10(ss) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

         ss. Amended and Restated Guaranty by the Registrant, dated as of May 9, 1997, of certain obligations under the Amended and Restated Merchant Agreement by and among Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997, filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, is incorporated herein by this reference.

         tt. Rhodes Inc. Supplemental Employees Pension Plan, effective as of March 1, 1995, filed as Exhibit 10(uu) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

         uu.      Amendment No. 6 to the Credit Facility dated as of February
                  24, 1999.

         vv.      Amendment No. 7 to the Credit Facility dated as of April 15,
                  1999.

         ww. Agreement of Lease commencing November 1, 1990 between Hyman Meyers, Agent and the Registrant.

         xx. Agreement of Lease commencing November 1, 1990 between Hyman Meyers, Agent and the Registrant.

         yy. Lease dated August 30, 1986 between Meyers-Thornton Investment Co. and Registrant.

         zz. Agreement of Lease dated December 16, 1997 between Meyers-Thornton Investment Co. and Registrant.

        aaa. Lease dated August 30, 1986 between Meyers-Thornton Investment Co. and Registrant.


21.               Subsidiaries of Registrant.


23.               Consents of experts and counsel.

                  a. Consent of Deloitte & Touche LLP to incorporation by reference of Accountants' Reports into Registrant's Registration Statements on Forms S-8 and S-3.

27.               Financial Data Schedule


* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.