Form 10-Q
period 1999-05-31
HEILIG MEYERS CO
filed 1999-07-15
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 May 31, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1999.

        59,874,085 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three Months Ended May 31, 1999 and May 31, 1998
            (Unaudited)                                                3

            Consolidated Balance Sheets as of May 31, 1999
            (Unaudited) and February 28, 1999 (Audited)                4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 1999 and
            May 31, 1998 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                               17

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          18

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                            Three Months Ended
                                                  May 31,
                                            ------------------
                                             1999        1998
                                             ----        ----

Revenues:
      Sales                               $618,492     $593,795
      Other income                          70,711       75,144
                                          --------     --------
        Total revenues                     689,203      668,939
                                          --------     --------

Costs and Expenses:
      Costs of sales                       400,229      393,432
      Selling, general and
        administrative                     231,320      217,296
      Interest                              19,733       19,140
      Provision for doubtful accounts       23,872       23,199
                                          --------     --------
         Total costs and expenses          675,154      653,067
                                          --------     --------
      Write-down of assets held
        for sale                          (113,690)          --

Earnings (loss) before provision for
      income taxes                         (99,641)      15,872

Provision (benefit) for income taxes       (29,101        5,678
                                          --------    ---------

Net earnings (loss)                       $(70,540)    $ 10,194
                                          ========    =========


Net earnings (loss) per share of common stock:
      Basic                               $  (1.18)   $    0.17
                                          ========    =========
      Diluted                             $  (1.18)   $    0.17
                                          ========    =========
Cash dividends per share of
      common stock                        $   0.07     $   0.07
                                          ========     ========


See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                               May 31,      February 28,
                                                1998            1999
                                                ----            ----
                                             (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash                                       $   20,649       $   67,254
  Accounts receivable, net                      252,205          254,282
  Retained interest in securitized
     receivables at fair value                  192,184          190,970
  Inventories                                   396,845          493,463
  Other current assets                           98,773          124,305
  Net assets held for sale                      159,857              ---
                                             ----------       ----------
     Total current assets                     1,120,513        1,130,274

Property and equipment, net                     320,712          400,686
Other assets                                    104,995           72,632
Excess costs over net assets acquired, net      196,126          344,160
                                             ----------       ----------
                                             $1,742,346       $1,947,752
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $  201,358       $  210,000
  Long-term debt due within
     one year                                   131,193          167,486
  Accounts payable                              147,368          193,799
  Accrued expenses                              154,875          178,656
                                             ----------       ----------
     Total current liabilities                  634,794          749,941
                                             ----------       ----------

Long-term debt                                  536,766          577,344
Deferred income taxes                            40,129           45,365

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          59,861 and 59,861, respectively)      119,722          119,722
      Capital in excess of par value            242,380          242,346
      Unrealized gain on investments              5,478            5,228
      Retained earnings                         163,077          237,806
                                             ----------       ----------
         Total stockholders' equity             530,657          605,102
                                             ----------       ----------
                                             $1,742,346       $1,947,752
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                    Three Months Ended
                                                          May 31,
                                                   -------------------
                                                   1999           1998
                                                   ----           ----
Cash flows from operating activities:
   Net earnings (loss)                          $(70,540)      $ 10,194
    Adjustments to reconcile net
     earnings (loss) to net cash provided
     (used) by operating activities:
       Depreciation and amortization              16,446         14,587
       Provision for doubtful accounts            23,872         23,199
       Store closing charge payments              (1,312)        (3,411)
       Write-down of net assets held
         for sale                                 79,552            ---
       Other, net                                 (4,275)           (50)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (23,050)       (20,631)
             Retained interest in securitized
               receivables at cost                  (964)       (10,920)
             Other receivables                    (8,606)        (6,113)
             Inventories                          (7,794)        (3,377)
             Prepaid expenses                      3,205           (337)
             Accounts payable                       (958)        14,250
             Accrued expenses                     16,116         11,451
                                                ---------      ---------

               Net cash provided by
               operating activities               19,692         28,842
                                                ---------      ---------

Cash flows from investing activities:
   Additions to property and equipment            (8,975)       (15,830)
   Disposals of property and equipment             3,712          7,562
   Miscellaneous investments                     (13,822)       (10,385)
                                                ---------      ---------

               Net cash used by investing
               activities                        (19,085)       (18,653)
                                                ---------      ---------

Cash flows from financing activities:
   Net (decrease) increase in notes payable       (8,642)       (26,115)
   Payments of long-term debt                    (34,381)          (687)
   Issuance of common stock                          ---             25
   Dividends paid                                 (4,189)        (4,135)
                                                ---------      ---------

               Net cash used by
               financing activities              (47,212)       (30,912)
                                                ---------      ---------

Net (decrease) increase in cash                  (46,605)       (20,723)
Cash at beginning of period                       67,254         48,779
                                                ---------      ---------
Cash at end of period                           $ 20,649       $ 28,056
                                                =========      =========


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying consolidated financial statements of Heilig-Meyers Company (the Company) have not been audited by independent accountants, except for the balance sheet at February 28, 1999. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results for the first quarter of fiscal year 2000 are not necessarily indicative of future financial results.

B. On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division. The sale price is approximately $221.7 million, subject to final adjustment, including cash proceeds, net of transaction and other costs, of approximately $206.7 million. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter ending August 31, 1999 and result in a gain, net of income taxes, of approximately $68.0 million, or $1.12 per share. The net cash proceeds will be used to pay down debt. The net assets of the Mattress Discounters division totaled $71.0 million as of May 31, 1999 and are included in net assets held for sale on the balance sheet.

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40.0 million note and an option to acquire a 10% equity interest in the new holding company. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by the new holding company. Pursuant to the agreement the Company retained rights to an insurance claim settlement and a federal net operating loss carryforward which in aggregate will result in approximately a $15.0 million cash benefit to the Company. The Company has agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes will assume approximately $10 million in capital lease obligations. Because management had committed to a formal plan to dispose of the Rhodes division, the net assets of this division were reclassified to net assets held for sale as of May 31, 1999. The net assets of the Rhodes division are carried at the estimated net realizable value totaling $88.8 million as of May 31, 1999. The write down of the net assets of the Rhodes division to the estimated net realizable value resulted in a $113.7 million charge to pre-tax operating results for the quarter ended May 31, 1999. The write down reduced net income by $79.6 million, or $1.33 per share.

     The results of operations for these two divisions are included in the consolidated results of operations for the quarters ending May 31, 1999 and 1998. Results of operations for each division are presented in Note I. The net cash proceeds from these transactions will be used to pay down debt.

C. On March 23, 1999, the Board of Directors declared a cash dividend of $0.07 per share which will be payable on May 15, 1999, to stockholders of record on April 21, 1999.

D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $46,354,000 and $42,475,000 and unearned finance income was $31,336,000 and $31,775,000 at May 31, 1999, and February 28, 1999, respectively.

E. The Company made income tax payments of $537,000 and $371,000 during the three months ended May 31, 1999, and May 31, 1998, respectively.

F. The Company made interest payments of $11,473,000 and $12,677,000 during the three months ended May 31, 1999, and May 31, 1998 respectively.

G. Total comprehensive loss was $70,290,000 for the three month period ended May 31, 1999 and total comprehensive income was $10,194,000 for the three month period ended May 31, 1998. The difference between net income (loss) and comprehensive income (loss) is due to the change in the unrealized gain on investments, which consist of retained interests in securitized receivables.

H. In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivatives fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

I.   The Company has significant  operations  aligned in four operating formats:
     Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters divisions. As discussed in Note B, the Company has entered into agreements to sell its Rhodes division and 93% of its interest in its Mattress Discounters division. The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes the stores primarily operating in Texas, Oregon, Maryland and Illinois and the stores in Puerto Rico operating under the Berrios name. The Rhodes retailing strategy is selling quality furniture to a broad base of middle income customers. The Mattress Discounters division is the Nations largest retail bedding specialist.

     The Company evaluates performance based on earnings (loss) before interest and income taxes (based on generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

     Pertinent financial data by operating segment for the quarters ended May 31, 1999 and 1998 are as follows:

                                                May 31,                May 31,
     (Amounts in thousands)                      1999                   1998
                                              ----------            -----------
     Revenues:
        Heilig-Meyers                         $  382,451             $  381,202
        The RoomStore                            123,572                110,914
        Rhodes                                   122,103                117,710
        Mattress Discounters                      61,077                 59,113
          Total revenues from                 ----------             ----------
            external customers                $  689,203             $  668,939
                                              ==========             ==========
     Earnings (loss) before
      interest and taxes:
        Heilig-Meyers                         $   24,120             $   26,359
        The RoomStore                              3,783                  6,435
        Rhodes                                      (832)                (3,956)
        Mattress Discounters                       6,711                  6,174
          Total earnings (loss)               ----------             ----------
            before interest and taxes         $   33,782             $   35,012
                                              ==========             ==========

     Write down of assets held for sale         (113,690)                    --
     Interest expense                            (19,733)               (19,140)
          Consolidated earnings (loss)        ----------             ----------
            before provision (benefit)
            for income taxes                  $  (99,641)            $   15,872
                                              ==========             ==========
     Depreciation Expense:
        Heilig-Meyers                         $   10,561             $    8,934
        The RoomStore                              1,595                  1,341
        Rhodes                                     3,070                  3,238
        Mattress Discounters                       1,220                  1,074
                                              ----------             ----------
          Total depreciation expense          $   16,446             $   14,587
                                              ==========             ==========
     Capital Expenditures:
        Heilig-Meyers                         $    4,730             $    9,010
        The RoomStore                              1,960                  4,305
        Rhodes                                     1,326                  1,471
        Mattress Discounters                         959                  1,044
                                              ----------             ----------
          Total capital expenditures          $    8,975             $   15,830
                                              ==========             ==========
     Total identifiable assets:
        Heilig-Meyers                         $1,326,689             $1,390,660
        The RoomStore                            255,800                274,364
        Rhodes, at net realizable value           88,839                323,438
        Mattress Discounters, net at
         historical cost                          71,018                101,659
                                              ----------             ----------
          Total identifiable assets           $1,742,346             $2,090,121
                                              ==========             ==========


     The net identifiable assets of the Rhodes division are stated at net realizable value, which was below historical cost. The identifiable assets of the Mattress Discounters division are stated net of liabilities at historical cost which is lower than the estimated net realizable value. The prior year amounts for these two divisions are stated at historical cost as presented in the consolidated balance sheet.

I. MacSaver Financial Services, Inc. (MacSaver) is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

                       MacSaver Financial Services, Inc.
                      Summarized Statements of Operations
                             (Amounts in thousands)
                                  (Unaudited)

                                        Three Months Ended
                                              May 31,
                                         1999        1998
                                      --------------------
Net revenues                          $ 76,513    $ 70,895
Operating expenses                      61,858      55,564
                                      --------    --------
   Earnings before taxes                14,656      15,331
                                      --------    --------
Net earnings                          $  9,527    $  9,966
                                      ========    ========

                        MacSaver Financial Services, Inc.
                            Summarized Balance Sheets
                             (Amounts in thousands)

                                       May 31,     February 28,
                                         1999             1999
                                   ----------      -----------
                                   (Unaudited)        (Audited)

Current assets                     $   46,655       $   57,148
Accounts receivable, net              144,630          145,211
Retained interest in securitized
  receivables at fair value           192,184          190,970
Due from affiliates                   707,419          716,867
                                   ----------       ----------
  Total Assets                     $1,090,888       $1,110,196
                                   ==========       ==========

Current liabilities                   155,351          172,727
Deferred income taxes                  12,957           15,023
Notes payable                         201,358          210,000
Long-term debt                        535,000          535,000
Stockholders equity                   186,222          176,446
                                   ----------       ----------
Total Liabilities and Equity       $1,090,888       $1,110,196
                                   ==========       ==========

J. The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                             Three Months Ended
                                                   May 31,
                                               1999       1998
                                            --------------------
    (Amounts in thousands except per share data)
     Numerator:
          Net earnings (loss)               $(70,540)   $10,194
     Denominator:
          Denominator for basic
          earnings per share
          average common shares
          outstanding                         59,861     58,812

          Effect of potentially
          dilutive stock options                  --        594

          Effect of contingently issuable
          shares considered earned                --        264

          Denominator for diluted
          earnings per share                  59,861     59,670

     Basic EPS                                $(1.18)     $0.17
     Diluted EPS                               (1.18)      0.17


     Options to purchase 5,266,000 and 2,990,000 shares of common stock at prices ranging from $6.02 and $14.63 to $35.06 per share were outstanding at May 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

K. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the three months ended May 31, 1999 are as follows:
                                                  Amount
                                                  Utilized      Remaining
                                  Reserve as      through       Reserve as
                                  of March 1,     May 31,       of May 31,
     (Amounts in thousands,       1999            1999          1999
        unaudited)                -------------------------------------

      Severance                   $ 1,498         $   890       $   608
      Lease & facility exit cost    3,294             422         2,872
                                  -------------------------------------
      Total                       $ 4,792         $ 1,312       $ 3,480
                                  =====================================

     The Company completed the store closings, office downsizing, and private label credit card program reorganization associated with this plan during fiscal 1999. The substantial majority of the remaining reserves are to be utilized during fiscal 2000 with some amounts related to long-term lease obligations extending beyond fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the audited consolidated financial statements of Heilig-Meyers Company (the Company) and notes thereto for the fiscal year ended February 28, 1999.

     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets was being made. The Heilig-Meyers division is considered as the Company's core business.

     On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division. The sale price is approximately $221.7 million, subject to final adjustment, including cash proceeds, net of transaction and other costs, of approximately $206.7 million. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter ending August 31, 1999 and result in a gain, net of income taxes, of approximately $68.0 million, or $1.12 per share. The net cash proceeds will be used to pay down debt. The net assets of the Mattress Discounters division totaled $71.0 million as of May 31, 1999 and are included in net assets held for sale on the balance sheet.

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40.0 million note and an option to acquire a 10% equity interest in the new holding company. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by the new holding company. Pursuant to the agreement the Company retained rights to an insurance claim settlement and a federal net operating loss carryforward which in aggregate will result in approximately a $15.0 million cash benefit to the Company. The Company has agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes will assume approximately $10 million in capital lease obligations. Because management had committed to a formal plan to dispose of the Rhodes division, the net assets of this division were reclassified to net assets held for sale as of May 31, 1999. The net assets of the Rhodes division are carried at the estimated net realizable value totaling $88.8 million as of May 31, 1999. The write down of the net assets of the Rhodes division to the estimated net realizable value resulted in a $113.7 million charge to pre-tax operating results for the quarter ended May 31, 1999. The write down reduced net income by $79.6 million, or $1.33 per share.

     The operating results for the Rhodes and Mattress Discounters divisions are included in the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended May 31, 1999 and 1998. The net assets of these two divisions are considered held for sale and are presented in current assets on the May 31, 1999 balance sheet. The May 31, 1998 balance sheet reports the assets of these two divisions on a consolidated basis.

RESULTS OF  OPERATIONS

Revenues  and Earnings

     Total revenues for the quarter rose 3.0% to $689.2 million from $668.9 million in the prior year. Rhodes, The RoomStore and Mattress Discounters contributed approximately $122.1 million, $123.6 million and $61.1 million of the total revenues, respectively. Total revenues for stores operated under the Heilig-Meyers and The RoomStore divisions for the quarter increased 2.8% from the prior year. Including a $79.6 million after tax charge, or $1.33 per share, the Company incurred a net loss for the quarter ended May 31, 1999 of $70.5 million or $1.18 per share. This loss was primarily the result of the $79.6 million after tax charge associated with the write down of the net assets of the Rhodes division to net realizable value. Excluding the asset write down, net income for the current quarter was $9.0 million, or $0.15 per share compared to net income of $10.2 million, or $0.17 per share in the comparable period of the prior year. This decrease of approximately $1.2 million from the first quarter of fiscal 1999 is due to factors discussed below.

     The following table shows a comparison of sales by division:

                                   Three Months Ended
                               (Sales amounts in millions)
                          May 31, 1999             May 31, 1998
                          ------------             ------------
                     # of            % of       # of             % of
                    Stores   Sales   Total      Stores   Sales   Total
                    ----------------------      ----------------------
Heilig-Meyers          814  $327.3    52.9         813  $320.4    54.0
The RoomStore          109   115.4    18.7         101   101.9    17.2
Rhodes                  93   114.8    18.6         102   112.4    18.9
Mattress Discounters   241    61.0     9.9         225    59.1     9.9
                    ----------------------       ---------------------
 Total               1,257  $618.5   100.0       1,241  $593.8   100.0
                    ======================       =====================

     Sales for the first quarter of fiscal 2000 increased 4.2% to $618.5 million from $593.8 million in the quarter of the prior year. The overall increase in sales was primarily attributable to a comparable store sales increase of 3.8% for the three months ended May 31, 1999, with the remainder due to an increase in operating units from May 31, 1998 to May 31, 1999. Price changes had an immaterial impact on the overall sales increase for the quarter.

     On a consolidated basis, other income decreased during the first quarter to 11.4% from 12.7% of sales in the prior year quarter. This decrease is primarily the result of sales growth in stores that do not offer the Company's in-house installment credit program. The Heilig-Meyers division and certain stores in The RoomStore division offer installment credit as a financing option to customers. The following table shows other income as a percentage of divisional sales:

                               May 31,        May 31,
                                1999           1998
                               ------         ------
     Heilig-Meyers              16.8%          19.0%
     The RoomStore               7.1%           8.9%
     Rhodes                      6.3%           4.7%
     Mattress Discounters        0.1%           0.1%

     Within the Heilig-Meyers format, other income decreased 2.2% as a percentage of sales for the quarter. The decrease is due to an increase in the amount of receivables that have been securitized and the elimination of the previous revolving credit card program. The Rhodes division experienced an increase in other income of 1.6% as a percentage of sales for the quarter. This increase was due to a higher level of selling emphasis placed on non-furniture goods and services. Within The RoomStore division, other income decreased as a percentage of sales 1.8% for the quarter due to an increase in stores that do not offer an in-house installment program. Other income as a percentage of sales within the Mattress Discounters division remained flat versus the prior year quarter.

Costs and Expenses

     Costs of sales decreased to 64.7% of sales compared to 66.3% in the prior year quarter. The following table shows the costs of sales as a percentage of divisional sales:

                               May 31,        May 31,
                                1999           1998
                               ------         ------
     Heilig-Meyers              63.9%          65.7%
     The RoomStore              64.2%          64.5%
     Rhodes                     69.1%          71.1%
     Mattress Discounters       61.6%          63.0%


     The costs of sales in the Heilig-Meyers division decreased 1.8% from the prior year quarter as a result of cost control efforts primarily in the warehouse and delivery areas. Within the Rhodes division costs of sales decreased 2.0%. Selling margins in the Rhodes division were reduced during the repositioning period in the prior year quarter in order to increase consumer demand, which was below managements expectations. In the current year quarter the Rhodes promotional strategy was refocused to expand its middle income customer base which resulted in higher selling margins. The decrease in costs of sales in The RoomStore division was primarily due to decreases in costs of sales in the Puerto Rican stores. Mattress Discounters reported a 1.4% decrease in cost of sales due to improved buying power and increased sales of private label merchandise.

     Selling, general and administrative expense increased as a percentage of sales to 37.4% from 36.6% in the prior year quarter. The following table displays selling, general and administrative expenses as a percentage of the applicable divisions sales:

                              May 31,        May 31,
                                1999           1998
                               ------         ------
     Heilig-Meyers              39.4%          38.6%
     The RoomStore              36.5%          35.6%
     Rhodes                     37.9%          37.1%
     Mattress Discounters       27.6%          26.6%


     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division increased 0.8% as compared to the prior year quarter. This increase is due to the timing of certain administrative ex legal and professional fees and contributions as compared to the prior year. The Rhodes division experienced an increase of 0.8% in selling, general and administrative expenses as compared to the prior year quarter as a result of costs associated with special promotion programs in the first quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of sales increased 0.9% in The RoomStore division primarily due to increased advertising for new stores. Mattress Discounters selling, general and administrative expenses increased 1.0% as a percentage of sales primarily as a result of new store growth.

     Interest expense was flat versus the prior year quarter at 3.2% of sales with the effect of lower debt levels being offset by higher interest rates. For the quarter, weighted average long-term debt decreased to $675.4 million from $722.2 million in the prior year first quarter. The decrease in long-term debt levels between years is a result of repayments made on $20.0 million of private placement debt in the third quarter of fiscal 1999 and $34.4 million paydown of long-term debt in the first quarter of fiscal 2000. Weighted average long-term interest rates increased to 8.3% from 7.6% in the prior year. Weighted average short-term debt decreased to $186.3 million from $228.1 million in the prior year. Weighted average short-term interest rates increased to 6.6% from 6.2% in the prior year. Interest expense remained relatively flat as a percentage of sales to the prior year period due to sales leverage gained from the Mattress Discounters units, which were purchased with common stock in July 1997 and January 1998.

     The provision for doubtful accounts for the first quarter of fiscal 2000 was equal to the prior year quarter as a percentage of sales at 3.9%. For those stores offering installment credit, the provision was 6.5% and 6.4% of sales for the first quarters of fiscal years 2000 and 1999.

     The effective income tax benefit for the first quarter of fiscal 2000 was 29.2% compared to the income tax rate of 35.8% for the first quarter fiscal 1999. The lower rate is due to the write down of the Rhodes net assets to net realizable value. Because of differences between the carrying value and the tax basis of certain assets that were written down, the effective tax rate applicable to the write down was 30%. The effective rate applicable to earnings before the asset write down was 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash position $46.6 million to $20.7 million at May 31, 1999 from $67.3 million at February 28, 1999.

     Net cash inflow from operating activities was $19.7 million, compared to an inflow of $28.8 million in the comparable period of the prior year. The Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers and certain RoomStore stores. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 2000 quarters. However, the Company expects to continue to periodically sell accounts receivable as a source of cash flows from operating activities.

     Cash flows from investing activities for the quarter remained flat as compared to the prior year quarter. Investing activities produced negative cash flows of $19.1 million during the first quarter of fiscal 2000 compared to negative cash flows of $18.7 million in the prior year period.

     Financing activities produced negative cash flows of $47.2 million during the first quarter of fiscal 2000 compared to a negative cash flow of $30.9 million in the prior year period. The negative cash flow from financing activities in the current year quarter is due to the decrease in notes payable and payments of long-term debt. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the three months ended May 31, 1999. As of May 31, 1999, long-term notes payable with an aggregate principal amount of $175 million securities have been issued to the public under this Registration Statement. As of May 31, 1999, the Company had a $298.1 million revolving credit facility in place, which expires in July 2000. This facility includes ten banks and had $201.4 million outstanding and $96.7 million unused as of May 31, 1999.

     As a result of losses incurred during fiscal years 1999 and 1998, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance. The most recent amendment includes a revised covenant package and a provision whereby the revolving credit facility commitment will be reduced on a dollar for dollar basis, with proceeds from asset sales until the commitment is reduced to $200.0 million. In addition, current senior note maturities of $95.5 million were extended and become payable in September 1999. The Company expects to repay these notes with the proceeds from the sale of assets or other financing activities.

     Total debt as a percentage of debt and equity was 62.1% at May 31, 1999, compared to 60.4% at February 28, 1999. This increase is primarily due to the reclassification of assets held for sale. The current ratio was 1.8X at May 31, 1999, compared to 1.5X at February 28, 1999. The current ratio also increased due to the reclassification of assets held for sale. Without the reclassification, the current ratio would have remained unchanged compared to February 28, 1999.

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

     During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management completed the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Completion of remediation for all other subsidiaries critical systems is expected in the second quarter of fiscal year 2000. The testing stage for critical systems within the entire Company is planned for the second quarter of fiscal year 2000. The Company is in the mid to late stages of inventorying and making an assessment of its non-information technology systems (such as telephone and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliance.

     Since the projects beginning in fiscal 1997, the Company has incurred approximately $1.2 million in expenses in updating its management information system to alleviate potential year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan.

     The remaining expenditures are expected to be approximately $1.69 million, which will be expensed as incurred. Expected future expenditures can be broken down as follows:

                                    Dollars      % of
Task:                         (in thousands)    Total
------------------------------------------------------
Auditing Remediation  Efforts         $ 700        42%
Internal Personnel Resources            640        38
Software  Upgrades-Remediation/
  Auditing/Testing                      350        20
                                      -----       ---
Total                                 1,690       100%

     The remaining cost of the Company's Year 2000 Project and the dates on which the Company plans to complete the Year 2000 compliance program are based on managements current estimates, which are derived assumptions include, but are not limited to, the continued availability of certain resources, the readiness of third-parties through their own remediation plans, the absence of costs associated with implementation of any contingency plan and the lack of acquisitions by the Company requiring additional remediation efforts. These assumptions are inherently uncertain and actual events could differ significantly from those anticipated.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customers willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities and format realignments, the Company's access to, and cost of, capital, the investment group's ability to obtain satisfactory financing for the purchase of the controlling interest, as well as valuations at which certain other potential divestitures may occur. Payments under guarantees of Rhodes leases or other obligations or the standby credit facility as a result of lower than expected Rhodes operating results or defaults by Rhodes could impact the outcome of the forward looking statements. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, the ability of the Company, its key vendors and service providers to effectively correct the Year 2000 issue, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to the disclosure on this matter made in our Report on Form 10-K for the year ended February 28, 1999. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrants Annual Report on Form 10-K for the year ended February 28, 1999.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

            (b) There was one Current Report on Form 8-K filed during the quarterly period ended May 31, 1999. On March 29, 1999, Registrant filed a Form 8-K in which it attached and incorporated by reference the March 24, 1999 press release issued by the Registrant reporting the hiring of Don Shaffer as President and Chief Operating Officer, the possible divestiture of the Company's Rhodes and Mattress Discounters subsidiaries and the results for the fourth quarter and fiscal year ended February 28, 1999.



                                INDEX TO EXHIBITS
                                                                  Page
                                                                  ----
2.       Transaction Agreement among Heilig-Meyers
         Company, Heilig-Meyers Associates, Inc. and
         MD Acquisition Corporation, dated as of
         May 28, 1999, as amended by Amendment No. 1
         hereto dated as of July 14, 1999                           20

27.      Financial Data Schedule                                    45

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 15, 1999                  /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      July 15, 1999                  /s/William J. Dieter
                                          --------------------
                                          William J. Dieter
                                          Senior Vice President,
                                          Accounting and Principal
                                          Accounting Officer