Form 10-Q
period 1999-08-31
HEILIG MEYERS CO
filed 1999-10-15
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 August 31, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1999.

        67,676,676 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three and Six Months Ended August 31, 1999
            and August 31, 1998 (Unaudited)                            3

            Consolidated Balance Sheets as of August 31, 1999
            (Unaudited) and February 28, 1999 (Audited)                4

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 1999 and
            August 31, 1998 (Unaudited)                                5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             12

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                               19

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders       19

Item 6.     Exhibits and Reports on Form 8-K                          20

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                               Three Months Ended           Six Months Ended
                                   August 31,                  August 31,
                               ------------------          ------------------
                                1999        1998            1999        1998
                                ----        ----            ----        ----

Revenues:
   Sales                     $507,640     $596,360      $1,126,133   $1,190,155
   Other income                65,308       78,647         136,020      153,791
                             --------     --------      ----------   ----------
     Total revenues           572,948      675,007       1,262,153    1,343,946
                             --------     --------      ----------   ----------

Costs and Expenses:
   Costs of sales             334,868      405,831         735,097      799,263
   Selling, general and
     administrative           192,885      213,935         424,205      431,231
   Interest                    18,557       18,986          38,292       38,126
   Provision for doubtful
     accounts                  23,279       22,494          47,151       45,693
                             --------     --------      ----------   ----------
      Total costs and
        expenses              569,589      661,246       1,244,745    1,314,313
                             --------     --------      ----------   ----------
   Gain (loss) on sale
     and write-down of
     assets held for sale      50,554           --         (63,136)          --

Earnings (loss) before
  provision for income
  taxes                        53,913       13,761         (45,728)      29,633

Provision for income taxes     51,071        5,003          21,970       10,681
                             --------    ---------      ----------   ----------

Net earnings (loss)          $  2,842     $  8,758      $  (67,698)  $   18,952
                             ========     ========      ==========   ==========


Net earnings (loss) per share of common stock:
      Basic                  $   0.05     $   0.15      $    (1.13)  $     0.32
                             ========     ========      ==========   ==========
      Diluted                $   0.05     $   0.15      $    (1.13)  $     0.32
                             ========     ========      ==========   ==========
Cash dividends per
  share of common stock      $   0.07     $   0.07      $     0.14   $     0.14
                             ========     ========      ==========   ==========


See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                              August 31,     February 28,
                                                1999            1999
                                                ----            ----
                                             (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash                                       $    4,906       $   67,254
  Accounts receivable, net                      148,654          254,282
  Retained interest in securitized
     receivables at fair value                  191,999          190,970
  Inventories                                   366,135          493,463
  Other current assets                          103,050          124,305
  Net assets held for sale                      161,519              ---
                                             ----------       ----------
     Total current assets                       976,263        1,130,274

Property and equipment, net                     293,138          400,686
Other assets                                    133,786           72,632
Excess costs over net assets acquired, net      145,014          344,160
                                             ----------       ----------
                                             $1,548,201       $1,947,752
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $   89,707       $  210,000
  Long-term debt due within
     one year                                    37,540          167,486
  Accounts payable                              138,147          193,799
  Accrued expenses                              160,417          178,656
                                             ----------       ----------
     Total current liabilities                  425,811          749,941
                                             ----------       ----------

Long-term debt                                  536,481          547,344
Deferred income taxes                            56,194           45,365

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          59,874 and 59,861, respectively)      119,748          119,722
      Capital in excess of par value            242,476          242,346
      Unrealized gain on investments              5,763            5,228
      Retained earnings                         161,728          237,806
                                             ----------       ----------
         Total stockholders' equity             529,715          605,102
                                             ----------       ----------
                                             $1,548,201       $1,947,752
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                     Six Months Ended
                                                        August 31,
                                                   -------------------
                                                   1999           1998
                                                   ----           ----
Cash flows from operating activities:
   Net earnings (loss)                          $(67,698)      $ 18,952
    Adjustments to reconcile net
     earnings (loss) to net cash provided
     (used) by operating activities:
       Depreciation and amortization              30,478         27,819
       Provision for doubtful accounts            47,151         45,696
       Store closing charge payments              (1,312)        (3,548)
       Gain (loss), net of tax on sale and
         write-down of net assets held for
         sale                                     78,903            ---
       Other, net                                 (2,763)        (4,858)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (49,503)       (10,115)
             Retained interest in securitized
               receivables at cost                  (494)         4,657
             Other receivables                   (41,957)           414
             Inventories                         (39,713)         1,666
             Prepaid expenses                     13,864         (1,579)
             Accounts payable                        148         (1,180)
             Accrued expenses                    (17,205)           (53)
                                                ---------      ---------

               Net cash provided (used)
               by operating activities           (50,101)        77,871
                                                ---------      ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiaries            263,575            ---
   Additions to property and equipment           (15,578)       (35,015)
   Disposals of property and equipment             5,109         16,742
   Miscellaneous investments                      (7,476)       (50,914)
                                                ---------      ---------

               Net cash provided (used)
               by investing activities            245,630        (69,187)
                                                ---------      ---------

Cash flows from financing activities:
   Net decrease in notes payable                (120,293)       (11,500)
   Payments of long-term debt                   (129,229)        (2,551)
   Issuance of common stock                           26             25
   Dividends paid                                 (8,381)        (8,271)
                                                ---------      ---------

               Net cash used by
               financing activities             (257,877)       (22,297)
                                                ---------      ---------

Net decrease in cash                             (62,348)       (13,613)
Cash at beginning of period                       67,254         48,779
                                                ---------      ---------
Cash at end of period                           $  4,906       $ 35,166
                                                =========      =========


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying consolidated financial statements of Heilig-Meyers Company (the "Company") have not been audited by independent accountants, except for the balance sheet at February 28, 1999. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results for the second quarter of fiscal year 2000 are not necessarily indicative of future financial results.

B. On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, the Company completed the transaction. Heilig-Meyers received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $12.0 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $8.9 million and assumed liabilities of approximately $5.6 million. This transaction resulted in a pre-tax gain of $135.2 million ($56.2 million net of tax).

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company has agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. During the first quarter ended May 31, 1999, the Company recorded a pre-tax charge to earnings of $113.7 million ($79.6 million net of tax) to write down its investment in Rhodes to estimated net realizable value. During the second quarter ended August 31, 1999, this loss was adjusted to $104.6 million ($68.8 million net of tax) to reflect the final terms of this transaction.

     During the second quarter ended August 31, 1999, the Company announced its intent to exit certain markets which are not considered to be part of the Company's core operations. These markets include Chicago, Illinois, Milwaukee, Wisconsin and non-continental U.S. operations. During the quarter ended August 31, 1999, the Company recorded a pre tax charge of $93.8 million ($66.3 million net of tax) to write down the associated assets to their estimated fair value, less costs to sell. The assets effected by this plan total approximately $161.5 million and are classified as net assets held for sale on the August 31, 1999 balance sheet. The Company began the execution of this plan in September 1999 with the sale of assets related to 18 Heilig-Meyers Furniture stores in the Chicago and Milwaukee markets. The Company expects the remaining dispositions to be completed within the next 12 months. The net cash proceeds from these divestitures will be used to pay down debt.

C. On June 16, 1999, the Board of Directors declared a cash dividend of $0.07 per share which will be payable on August 21, 1999, to stockholders of record on July 14, 1999.

D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $46,435,000 and $42,475,000 and unearned finance income was $30,647,000 and $31,775,000 at August 31, 1999, and February 28, 1999, respectively.

E. The Company made (received) net income tax payments (refunds) of $281,000 and $(9,942,000) during the three months ended August 31, 1999, and August 31, 1998, respectively.

F. The Company made interest payments of $41,550,000 and $38,639,000 during the six months ended August 31, 1999, and August 31, 1998 respectively.

G. Total comprehensive income (loss) was $3,127,000 and ($67,163,000) for the three and six months ended August 31, 1999 and total comprehensive income was $6,955,000 and $17,149,000 for the three and six months ended August 31, 1998. The difference between net income (loss) and comprehensive income
     (loss) is due to the change in the unrealized gain on investments, which consists of retained interests in securitized receivables.

H. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

I. During the six months ended August 31, 1999, the Company had significant operations aligned in four operating formats: Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters. The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes the stores primarily operating in Texas, Oregon, Maryland, Illinois and Virginia and the stores in
     Puerto Rico operating under the "Berrios" name. The Rhodes retailing strategy was selling quality furniture to a broad base of middle income customers. The Mattress Discounters division is the Nation's largest retail bedding specialist.

     As discussed in Note B, the Company has completed the sale of its Rhodes division and has also sold 93% of its interest in its Mattress Discounters division. Therefore, results from the second quarter of 2000 include operations of the Rhodes division through June 30, 1999 and the Mattress Discounters division through August 6, 1999.

     Results for the second quarter and six months ended August 31, 1999 also include the results associated with operations that the Company plans to divest. These include operations in the Chicago, Illinois, Milwaukee, Wisconsin and non-continental U.S. markets, which are reported as part of The RoomStore operating segment.

     The Company evaluates performance based on earnings (loss) before interest and income taxes (based on generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

     Pertinent financial data by operating segment for the three and six month periods ended August 31, 1999 and 1998 are as follows:

                                             Three Months      Three Months
                                                 Ended             Ended
                                               August 31,        August 31,
         (Amounts in thousands)                   1999              1998
                                                  ----              ----
         Revenues:
            Heilig-Meyers                     $  368,788        $  377,000
            The RoomStore                        120,559           110,923
            Rhodes                                37,945           121,440
            Mattress Discounters                  45,656            65,644
                                              ----------        ----------
                  Total revenues from
                    external customers        $  572,948        $  675,007
                                              ==========        ==========

         Earnings (loss) before interest and taxes:
            Heilig-Meyers                     $   14,782        $   28,261
            The RoomStore                          3,753             3,586
            Rhodes                                (1,558)           (7,357)
            Mattress Discounters                   4,939             8,257
                                              ----------        ----------
                  Total earnings before
                    interest and taxes        $   21,916        $   32,747

         Gain on sale and write-
          down of assets held for sale            50,554                --
         Interest expense                        (18,557)          (18,986)
                                             -----------       -----------
                  Consolidated earnings
                    before provision for
                    income taxes              $   53,913        $   13,761
                                              ==========        ==========

         Depreciation and amortization expense:
            Heilig-Meyers                     $   10,616        $    7,717
            The RoomStore                          1,677             1,212
            Rhodes                                   848             3,203
            Mattress Discounters                     896             1,100
                                              ----------        ----------
                  Total depreciation and
                    amortization expense      $   14,037        $   13,232
                                              ==========        ==========

         Capital Expenditures:
            Heilig-Meyers                     $    1,997        $   13,452
            The RoomStore                          4,031             4,116
            Rhodes                                   339               869
            Mattress Discounters                     236               748
                                              ----------        ----------
                  Total capital expenditures  $    6,603        $   19,185
                                              ==========        ==========

         Total identifiable assets:
            Heilig-Meyers                     $1,345,989        $1,376,732
            The RoomStore                        202,212           270,366
            Rhodes                                    --           323,743
            Mattress Discounters                      --            99,215
                                              ----------        ----------
                  Total identifiable assets   $1,548,201        $2,070,056
                                              ==========        ==========

                                               Six Months        Six Months
                                                 Ended             Ended
                                               August 31,        August 31,
                                                  1999              1998
                                                  ----              ----
         Revenues:
            Heilig-Meyers                     $  751,241        $  758,202
            The RoomStore                        244,131           221,837
            Rhodes                               160,048           239,150
            Mattress Discounters                 106,733           124,757
                                              ----------        ----------
                  Total revenues from
                    external customers        $1,262,153        $1,343,946
                                              ==========        ==========

         Earnings (loss) before interest and taxes:
            Heilig-Meyers                     $   38,903        $   54,620
            The RoomStore                          7,537            10,022
            Rhodes                                (2,390)          (11,314)
            Mattress Discounters                  11,650            14,431
                                              ----------        ----------
                  Total earnings before
                    interest and taxes        $   55,700        $   67,759

         Gain (loss) on sale and write-
           down of assets held for sale          (63,136)               --
         Interest expense                        (38,292)          (38,126)
                                             -----------       -----------
                  Consolidated earnings (loss)
                    before provision for
                    income taxes              $  (45,728)       $   29,633
                                             ===========        ==========

         Depreciation and amortization expense:
            Heilig-Meyers                     $   21,177        $   16,651
            The RoomStore                          3,272             2,554
            Rhodes                                 3,918             6,440
            Mattress Discounters                   2,116             2,174
                                              ----------        ----------
                  Total depreciation and
                    amortization expense      $   30,483        $   27,819
                                              ==========        ==========

         Capital Expenditures:
            Heilig-Meyers                     $    6,727        $   22,462
            The RoomStore                          5,991             8,421
            Rhodes                                 1,665             2,340
            Mattress Discounters                   1,195             1,792
                                              ----------        ----------
                  Total capital expenditures  $   15,578        $   35,015
                                              ==========        ==========

I. MacSaver Financial Services, Inc. ("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:


                        MacSaver Financial Services, Inc.
                       Summarized Statements of Operations
                             (Amounts in thousands)
                                   (Unaudited)

                                   (Unaudited)           (Unaudited)
                               Three Months Ended     Six Months Ended
                                    August 31,            August 31,
                                  1999      1998        1999      1998
                               ------------------    ------------------
Net revenues                   $ 74,896  $ 72,799    $151,410  $143,694
Operating expenses               62,243    55,228     124,101   110,791
                               --------  --------    --------  --------
   Earnings before taxes         12,653    17,571      27,309    32,903
                               --------  --------    --------  --------
Net earnings                   $  8,224  $ 11,421    $ 17,751  $ 21,387
                               ========  ========    ========  ========


                        MacSaver Financial Services, Inc.
                            Summarized Balance Sheets
                              (Amounts in thousands)

                                            August 31,     February 28,
                                                 1999             1999
                                           (Unaudited)        (Audited)
                                           ----------       ----------
Current assets                             $   67,068       $   57,148
Accounts receivable, net                      120,039          145,211
Retained interest in securitized
  receivables at fair value                   191,999          190,970
Due from affiliates                           508,225          716,867
                                           ----------       ----------
  Total Assets                             $  887,331       $1,110,196
                                           ==========       ==========

Current liabilities                            55,463          173,727
Deferred income taxes                          12,429           15,023
Notes payable                                  89,707          210,000
Long-term debt                                535,000          535,000
Stockholder's equity                          194,732          176,446
                                           ----------       ----------
  Total Liabilities and Equity             $  887,331       $1,110,196
                                           ==========       ==========

J. The following table sets forth the computations of basic and diluted earnings (loss) per share:
                                    Three Months Ended          Six Months Ended
                                         August 31,                 August 31,
                                      1999      1998             1999      1998
                                    ------------------          ----------------
      (Amounts in thousands except per share data)

      Numerator:
          Net earnings (loss)        $2,842   $ 8,758         $(67,698)   18,952
      Denominator:
          Denominator for basic
          earnings per share -
          average common shares
          outstanding                59,949    59,077           59,905    58,945

          Effect of potentially
          dilutive stock options         37       494               --       544

          Effect of contingently
          issuable shares
          considered earned              --        --               --       132
                                     ------    ------           ------    ------

          Denominator for diluted
          earnings per share         59,986    59,571           59,905    59,621

      Basic EPS                     $  0.05   $  0.15           $(1.13)  $  0.32
      Diluted EPS                      0.05      0.15            (1.13)     0.32


         Options to purchase 4,806,000 and 3,481,000 shares of common stock at prices ranging from $9.03 and $13.56 to $35.06 per share were outstanding at August 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.


K. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the first and second quarter of fiscal 2000 are as follows:

                                                    Amount
                                                    Utilized      Remaining
                                      Reserve as    through       Reserve as
                                      of March 1,   August 31,    of August 31,
        (Amounts in thousands,        1999          1999          1999
           unaudited)                 ------------------------------------------

         Severance                    $ 1,498       $   890       $   608
         Lease & facility exit cost     3,294           422         2,872
                                      ------------------------------------------
         Total                        $ 4,792       $ 1,312       $ 3,480
                                      ==========================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the audited consolidated financial statements of Heilig-Meyers Company (the "Company") and notes thereto for the fiscal year ended February 28, 1999.

     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets was being made. The Heilig-Meyers division and certain markets within The RoomStore division are considered as the Company's core business.

     On May 28, 1999, the Company announced that it had entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, the Company completed the transaction. Heilig-Meyers received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $12.0 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $8.9 million and assumed liabilities of approximately $5.6 million. This transaction resulted in a pre-tax gain of $135.2 million ($56.2 million net of tax).

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company has agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. During the first quarter ended May 31, 1999, the Company recorded a pre-tax charge to earnings of $113.7 million ($79.6 million net of tax) to write down its investment in Rhodes to estimated net realizable value. During the second quarter ended August 31, 1999, the loss was adjusted to $104.6 million ($68.8 million net of tax) to reflect the final terms of this transaction.

     During the second quarter ended August 31, 19999, the Company announced its intent to exit certain markets which are not considered to be part of the Company's core operations. These markets include Chicago, Illinois, Milwaukee, Wisconsin and non-continental U.S. operations. During the quarter ended August 31, 1999, the Company recorded a pre tax charge of $93.8 million ($66.3 million net of tax) to write down the associated assets to their estimated fair value, less costs to sell. The assets effected by this plan total approximately $161.5 million and are classified as net assets held for sale on the August 31, 1999 balance sheet. The Company began the execution of this plan in September 1999 with the sale of assets related to 18 Heilig-Meyers Furniture stores in the Chicago and Milwaukee markets. The Company expects the remaining dispositions to be completed within the next 12 months. The net cash proceeds from these divestitures will be used to pay down debt.

RESULTS OF OPERATIONS

Revenues and Earnings

     Revenues in those divisions which were under the Company's ownership for the full quarter increased 0.3% to $489.3 million, compared to $487.9 million in the prior year quarter. As a result of the sale of the Company's Rhodes and Mattress Discounters divisions, total revenues for the quarter declined 15.1% to $572.9 million from $675.0 million in the prior year, which included a full three months activity for these divisions. Net earnings from operations for the quarter ended August 31, 1999, were $2.2 million or $0.04 per share. Including the net gain relating to the divestiture activity, the Company reported net income of $2.8 million or $0.05 per share for the quarter ended August 31, 1999 compared to $0.15 per share in the prior year quarter. The results for the quarter ended August 31, 1999 include a net gain of $0.6 million or $.01 per share related to divestiture activity and write downs of assets held for sale.

     For the six month period ended August 31, 1999, revenues in those divisions which were under the Company's ownership for the full six months increased 1.6% to $995.4 million, compared to $980.0 million for the six months ended August 31, 1998. As a result of the sales of the Company's Rhodes and Mattress Discounters divisions, total revenues for the six month period declined to $1.26 billion from $1.34 billion for the same period in the prior year. For the six month period ended August 31, 1999, the Company has incurred pre-tax costs of $63.1 million ($78.9 million net of tax) associated with divestiture activities and the write down of assets held for sale. Including these costs, the Company reported a net loss of $67.7 million or $1.13 per share for the six month period ending August 31, 1999. Absent these charges, net earnings for the six month period ended August 31, 1999, were $11.2 million, or $0.19 per share, compared to $19.0 million, or $0.32 per share in the prior year comparative period.

         The following table shows a comparison of sales by division:

                     Three Months Ended               Six Months Ended
                          August 31,                      August 31,
                     1999            1998             1999            1998
                 ------------    ------------    -------------    ------------
                                  (Sales amounts in millions)
                        % of            % of            % of            % of
                 Sales  Sales    Sales  Sales     Sales  Sales    Sales  Sales
                 ------------    ------------     ------------    ------------
Heilig-Meyers   $313.1   61.7%  $313.3   52.5%   $640.5   56.9%  $633.6   53.2%
The RoomStore    112.9   22.2    101.7   17.1     228.2   20.2    203.6   17.1
Rhodes            36.0    7.1    115.9   19.4     150.8   13.4    228.4   19.2
Mattress
 Discounters      45.6    9.0     65.5   11.0     106.6    9.5    124.6   10.5
                ------          ------         --------        --------
     Total      $507.6          $596.4         $1,126.1        $1,190.2
                ======          ======         ========        ========


     Sales in those divisions which were under the Company's ownership for the full second quarter of fiscal 2000 increased 2.7% to $426.0 million, compared to $415.0 million for the quarter ended August 31, 1998. As a result of the sales of the Company's Rhodes and Mattress Discounters divisions, sales declined 14.9% to $507.6 million compared to sales of $596.4 million in the prior year quarter. For the six month period ended August 31, 1999, sales in those divisions which were under the Company's ownership for the full six months increased 3.8% to $868.7 million from $837.2 million. As a result of the sales of the Company's Rhodes and Mattress Discounters divisions, sales for the six month period declined 5.4% to $1,126.1 million from $1,190.2 million. The overall increase in sales in the divisions under the Company's ownership for the full period was primarily attributable to a comparable store sales increase of 0.7% and 1.9% for the three and six months ended August 31, 1999, with the remainder due to an increase in operating units from August 31, 1998 to August 31, 1999. Price changes had an immaterial impact on the overall sales increase for the quarter.

     Other income for those divisions which were under the Company's ownership for the full quarter decreased to 14.8% from 17.6% of sales in the prior year quarter. For the six months ended August 31, 1999, other income for these divisions decreased as a percentage of sales to 14.5% from 17.1% in the prior year. On a consolidated basis, other income decreased to 12.9% for the quarter from 13.2% in the prior year quarter. For the six month period other income decreased to 12.1% from 12.9% in the prior year. These decreases are primarily the result of sales growth in stores that do not offer the Company's in-house installment credit program. The Heilig-Meyers division and certain stores in The RoomStore division offer installment credit as a financing option to customers. The following table shows other income as a percentage of divisional sales:

                         Three Months Ended             Six Months Ended
                       August 31,    August 31,      August 31,    August 31,
                         1999          1998            1999          1998
                         ----          ----            ----          ----
Heilig-Meyers            17.6%         20.3%           17.1%         19.7%
The RoomStore             6.8           9.1             7.0           9.0
Rhodes                    5.4           4.8             6.1           4.7
Mattress
  Discounters             0.0           0.2             0.1           0.2


     Within the Heilig-Meyers format, other income decreased 2.7% as a percentage of sales for the quarter and 2.6% of sales year-to-date. The decrease is due to an increase in the amount of receivables that have been securitized and the elimination of the previous revolving credit card program. Within The RoomStore division, other income decreased as a percentage of sales 2.3% for the quarter and 2.0% year-to-date due to an increase in stores that do not offer an in-house installment program.

Costs and Expenses

     Costs of sales for those divisions which were under the Company's ownership for the full quarter decreased to 65.7% from 67.6% of sales in the prior year quarter. For the six months ended August 31, 1999, costs of sales for these divisions decreased as a percentage of sales to 64.8% from 66.5% in the prior year. On a consolidated basis, cost of sales decreased to 66.0% for the quarter from 68.1% in the prior year quarter. For the six month period ended August 31, 1999, cost of sales decreased to 65.3% from 67.2% in the prior year. The following table shows the costs of sales as a percentage of divisional sales:

                         Three Months Ended             Six Months Ended
                      August 31,    August 31,      August 31,    August 31,
                         1999          1998            1999          1998
                         ----          ----            ----          ----
Heilig-Meyers            65.6%         67.6%           64.7%         66.6%
The RoomStore            66.3          67.8            65.2          66.1
Rhodes                   75.3          73.2            70.6          72.2
Mattress
  Discounters            63.2          61.8            62.2          62.4


     The costs of sales in the Heilig-Meyers division decreased 2.0% as a percentage of sales from the prior year quarter and 1.9% as a percentage of sales from the prior year-to-date as a result of cost control efforts primarily in the warehouse and delivery areas. The decrease in costs of sales in The RoomStore division was primarily due to decreases in costs of sales in the Puerto Rican stores.

     Selling, general and administrative expenses for those divisions which were under the Company's ownership for the full quarter increased to 39.6% from 36.9% of sales in the prior year quarter. For the six months ended August 31, 1999, selling, general and administrative expenses for these divisions increased as a percentage of sales to 39.1% from 37.4% in the prior year. On a consolidated basis, selling, general and administrative expenses increased to 38.0% for the quarter from 35.9% in the prior year quarter. For the six month period ended August 31, 1999, selling, general and administrative expenses increased to 37.7% from 36.2% in the prior year. The following table displays selling, general and administrative expense as a percentage of the applicable division's sales:

                          Three Months Ended            Six Months Ended
                      August 31,    August 31,      August 31,    August 31,
                         1999          1998            1999          1998
                         ----          ----            ----          ----
Heilig-Meyers            41.3%         37.5%           40.3%         38.0%
The RoomStore            34.9          35.1            35.7          35.4
Rhodes                   34.5          37.9            37.1          37.5
Mattress
  Discounters            26.1          25.8            26.9          26.2


     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division increased 3.8% as a percentage of sales as compared to the prior year quarter and 2.3% as a percentage of sales as compared to the prior year six month period. This increase is due to the timing of certain administrative expenses such as legal and professional fees as well as a redistribution of store-level compensation from year end bonus programs to base pay as compared to the prior year. Selling, general and administrative expenses in The RoomStore division decreased 0.2% as a percentage of sales versus the prior year quarter and increased 0.3% versus the prior year six month period. The increases in expenses in The RoomStore division are primarily due to increased advertising for new stores.

     Interest expense was 3.7% and 3.2% of sales in the second quarters of fiscal years 2000 and 1999, respectively with the effect of lower debt levels being offset by higher interest rates. For the quarter, weighted average long-term debt decreased to $627.0 million from $722.0 million in the prior year second quarter. The decrease in long-term debt levels between years is a result of repayments made on $20.0 million of private placement debt in the third quarter of fiscal 1999 and $129.2 million paydown of long-term debt in the first and second quarters of fiscal 2000. Weighted average long-term interest rates increased to 8.6% from 7.6% in the prior year. Weighted average short-term debt decreased to $172.5 million from $258.7 million in the prior year. This decrease was the result of the use of proceeds from divestitures to paydown notes payable. Weighted average short-term interest rates increased to 7.1% from 6.4% in the prior year. Interest expense increased 0.5% as a percentage of sales compared to the prior year quarter due to higher interest rates. For the six month period ended August 31, 1999, interest expense increased to 3.4% of sales from 3.2% in the prior year.

     The reduction in the sales contribution of the Rhodes and Mattress Discounters divisions caused the provision for doubtful accounts to increase for the second quarter, as a percentage of sales to 4.6% from 3.8% in the prior year quarter. For the six month period ended August 31, 1999, the provision increased to 4.2% from 3.8% in the prior year. For those stores offering installment credit, the provision was 6.5% and 6.4% of sales for the second quarters of fiscal years 2000 and 1999 and 6.4% for the six months ended August 31, 1999 and 1998.

     As a result of divestiture activity, the effective income tax rate was 94.7% for the second quarter ended August 31, 1999. For the six months ended August 31, 1999, the divestiture activity caused the provision for income taxes to be an expense of $22.0 million on a pre-tax loss of $45.7 million. Because the Company's tax basis in the Mattress Discounters division was minimal, the sale of the division resulted in a tax gain significantly in excess of the gain recorded for financial reporting purposes. Before divestiture activity, the effective income tax rate from operations for the second quarter of fiscal 2000 was 34.7% compared to 36.4% for the second quarter of fiscal 1999. For the six-month period ended August 31, 1999, the effective tax rate from operations was 35.6% compared to 36.0% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash position $62.4 million to $4.9 million at August 31, 1999 from $67.3 million at February 28, 1999.

     Net cash from operating activities produced negative cash flows of $50.1 million, compared to an inflow of $77.9 million in the comparable period of the prior year. The prior year amount includes a cash inflow of $59.3 million from the sale of accounts receivable through the Company's asset securitization program. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 2000 quarters.

     Investing activities produced cash flows of $245.6 million during the six months ended August 31, 1999 compared to negative cash flows of $69.2 million in the prior year period. The increase in cash flows from investing activities is primarily due to cash proceeds received from the sale of the Rhodes and Mattress Discounters divisions, as well as a decrease in additions to property and equipment during the period and a decrease in miscellaneous investments. Cash used for miscellaneous investments during the six months ended August 31, 1998 includes deposits paid by the Company related to the change in lessor of certain leased real estate and the purchase of previously leased equipment.

     Financing activities produced negative cash flows of $257.9 million during the six months ended August 31, 1999 compared to a negative cash flow of $22.3 million in the prior year period. The negative cash flow from financing activities in the current year period is due to the payments of debt from the proceeds of the sale of the Rhodes and Mattress Discounters divisions. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the six months ended August 31, 1999. As of August 31, 1999, long-term notes payable with an aggregate principal amount of $175 million securities have been issued to the public under this Registration Statement. As of August 31, 1999, the Company had a $200.0 million revolving credit facility in place, which expires in July 2000. This facility includes ten banks and had $89.7 million outstanding and $110.3 million unused as of August 31, 1999.

     As a result of losses incurred during the second quarter of fiscal 2000, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance.

     Total debt as a percentage of debt and equity was 55.6% at August 31, 1999, compared to 60.4% at February 28, 1999. This decrease is primarily due to the paydown of debt from proceeds of divested subsidiaries as well as the reclassification of assets held for sale. The current ratio was 2.3X at August 31, 1999, compared to 1.5X at February 28, 1999. The current ratio also increased due to the paydown of debt and the reclassification of assets held for sale.

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

     During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management completed the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Remediation for all other subsidiaries' critical systems was completed in the second quarter of fiscal year 2000. The testing stage for critical systems within the entire Company was also completed in the second quarter of fiscal year 2000. The audit phase for this testing began in the second quarter and will continue into the third quarter of fiscal year 2000. The Company is in the last stages of inventorying and making an assessment of its lower priority non-information technology systems. Managers of such systems have contacted the appropriate third party vendors to determine their Year 2000 compliance.

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

     The remaining expenditures are expected to be approximately $1.69 million, which will be expensed as incurred. Expected future expenditures can be broken down as follows:

                                                 Dollars            % of
         Task:                             (in thousands)          Total
         -----                             --------------          -----
         Auditing Remediation Efforts             $  700              42%
         Internal Personnel Resources                640              38
         Software Upgrades-Remediation/
           Auditing/Testing                          350              20
                                               ----------           ----
                           Total                  $1,690             100%

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

     The team is communicating with other companies, on which the Company's systems rely and has obtained compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company.

     The Company is currently assessing the consequences of its Year 2000 remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Management ranked suppliers based on how critical each supplier is believed to be to the Company's operations. The Company requested a copy of the Year 2000 project plan under which these suppliers are operating. The Company's Year 2000 project team has reviewed these plans. If a supplier is deemed to be critical and has a project plan that does not meet the Company's expectations for completion, the Company will examine all of the circumstances and develop a contingency plan. Contingency plans may include the identification and use of an alternate supplier of the product or service that is Year 2000 compliant or the purchase of additional levels of inventory as a precaution based on the Company's expected needs. Management expects to complete its Year 2000 contingency planning during the third quarter of fiscal year 2000.


FORWARD-LOOKING STATEMENTS

     Certain statements included above are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's access to, and cost of, capital, and the Company's ability to attract buyers and obtain satisfactory valuations for certain assets held for sale. Payments under guarantees of Rhodes leases or other obligations or the standby credit facility as a result of lower than expected Rhodes operating results or defaults by Rhodes could impact the outcome of forward looking statements. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, the ability of the Company, its key vendors and service providers to effectively correct the Year 2000 issue, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to the disclosure on this matter made in our Report on Form 10-K for the year ended February 28, 1999. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999.


                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company's shareholders was held June 16, 1999.

(c)(i) The shareholders approved the ratification of the selection of Deloitte and Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:
                          FOR             -        50,330,069
                          AGAINST         -           125,679
                          ABSTAIN         -            64,293

(c)(ii) The shareholders of the Company elected a board of nine directors for one-year terms. The elections were approved by the following vote:

                      Directors                    For            Withheld
                      ---------                    ---            --------
                  William C. DeRusha            48,522,355        1,999,538
                  Alexander Alexander           48,732,011        1,789,881
                  Robert L. Burrus, Jr.         48,735,497        1,786,396
                  Beverley E. Dalton            48,741,787        1,780,106
                  Charles A. Davis              48,733,601        1,788,292
                  Benjamin F. Edwards, III      48,737,419        1,784,474
                  Lawrence N. Smith             48,736,168        1,785,724
                  Eugene P. Trani               48,735,793        1,786,100
                  L. Douglas Wilder             48,515,614        2,006,278

(c)(iii) The shareholders approved the Company's Director Stock Ownership Plan. The votes were cast as follows:
                          FOR             -        46,767,041
                          AGAINST         -         3,632,247
                          ABSTAIN         -           120,752

(c)(iv) The shareholders disapproved the shareholder proposal. The votes were cast as follows:
                          FOR             -        14,403,031
                          AGAINST         -        26,545,513
                          ABSTAIN         -           755,501

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.  See INDEX TO EXHIBITS

               (b) There were three Current Reports on Form 8-K filed during the quarterly period ended August 31, 1999. On June 17, 1999, Registrant filed a Form 8-K in which it announced the signing of a definitive agreement to transfer a controlling interest in Mattress Discounters Corporation to an investment group. The Registrant also announced the signing of a definitive agreement to sell Rhodes, Inc. to an investment group and reported results for the first quarter ended May 31, 1999.

                    On July 28, 1999, Registrant filed a Form 8-K in which it reported that Registrant had sold its interest in Rhodes, Inc. and included pro forma financial statements related thereto.

                    On August 23, 1999, Registrant filed a Form 8-K in which it reported that Registrant had sold a controlling interest in Mattress Discounters Corporation and included pro forma financial statements related thereto.


                                INDEX TO EXHIBITS

                                      Page

10.1     Registrant's Director Stock Ownership Paln as
         amended effective July 1, 1999                         22

10.2     Registrant's Severance Plan (1999 Amendment
         and Restatement)                                       26


27.      Financial Data Schedule                                30

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      October 15, 1999               /s/Roy B. Goodman
                                          ----------------------------
                                          Roy B. Goodman
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      October 15, 1999               /s/Thomas F. Crump
                                          ----------------------------
                                          Thomas F. Crump
                                          Senior Vice President,
                                          Controller