Form 10-Q/A
period 1999-08-31
HEILIG MEYERS CO
filed 1999-11-04
CIK 46601

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

        60,676,676 shares of Common Stock, $2.00 par value.

The Form 10-Q for the quarter ended August 31, 1999 is amended to correct a typographical error in the number of shares outstanding as stated on the cover page. The correct number of shares outstanding of the issuer's common stock, as of October 1, 1999 was 60,676,676.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      November 4, 1999               /s/Roy B. Goodman
                                          ----------------------------
                                          Roy B. Goodman
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      November 4, 1999               /s/Thomas F. Crump
                                          ----------------------------
                                          Thomas F. Crump
                                          Senior Vice President,
                                          Controller