Form 10-Q
period 1999-11-30
HEILIG MEYERS CO
filed 2000-01-14
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 November 30, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 2000.

        60,676,773 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three and Nine Months Ended November 30, 1999
            and November 30, 1998 (Unaudited)                          3

            Consolidated Balance Sheets as of November 30, 1999
            (Unaudited) and February 28, 1999 (Audited)                4

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 1999 and
            November 30, 1998 (Unaudited)                              5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             12

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                               18

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         19

Item 6.     Exhibits and Reports on Form 8-K                          19

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                               Three Months Ended          Nine Months Ended
                                  November 30,                November 30,
                               ------------------          ------------------
                                1999        1998            1999        1998
                                ----        ----            ----        ----

Revenues:
   Sales                     $469,385     $654,694      $1,595,518   $1,844,849
   Other income                59,519       73,515         195,539      227,306
                             --------     --------      ----------   ----------
     Total revenues           528,904      728,209       1,791,057    2,072,155
                             --------     --------      ----------   ----------

Costs and Expenses:
   Costs of sales             307,234      434,997       1,049,310    1,234,260
   Selling, general and
     administrative           174,360      233,550         591,586      664,781
   Interest                    12,136       19,121          50,428       57,247
   Provision for doubtful
     accounts                  27,616       30,645          74,767       76,338
                             --------     --------      ----------   ----------
      Total costs and
        expenses              521,346      718,313       1,766,091    2,032,626
                             --------     --------      ----------   ----------
   Gain (loss) on sale
     and write-down of
     assets held for sale          --           --         (63,136)          --

Earnings (loss) before
  provision for income
  taxes                         7,558        9,896         (38,170)      39,529

Provision for income taxes      2,819        3,622          24,789       14,303
                             --------    ---------      ----------   ----------

Net earnings (loss)          $  4,739     $  6,274      $  (62,959)  $   25,226
                             ========     ========      ==========   ==========


Net earnings (loss) per share of common stock:
      Basic                  $   0.08     $   0.11      $    (1.05)  $     0.43
                             ========     ========      ==========   ==========
      Diluted                $   0.08     $   0.10      $    (1.05)  $     0.42
                             ========     ========      ==========   ==========
Cash dividends per
  share of common stock      $   0.02     $   0.07      $     0.16   $     0.21
                             ========     ========      ==========   ==========


See notes to consolidated financial statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                            November 30,     February 28,
                                                1999            1999
                                                ----            ----
                                             (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash                                       $    8,682       $   67,254
  Accounts receivable, net                      152,874          254,282
  Retained interest in securitized
     receivables at fair value                  184,852          190,970
  Inventories                                   357,128          493,463
  Other current assets                           98,610          124,305
  Net assets held for sale                      147,511              ---
                                             ----------       ----------
     Total current assets                       949,657        1,130,274

Property and equipment, net                     295,141          400,686
Other assets                                    134,573           72,632
Excess costs over net assets acquired, net      143,740          344,160
                                             ----------       ----------
                                             $1,523,111       $1,947,752
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $   91,272       $  210,000
  Long-term debt due within
     one year                                     6,374          167,486
  Accounts payable                              144,161          193,799
  Accrued expenses                              164,150          178,656
                                             ----------       ----------
     Total current liabilities                  405,957          749,941
                                             ----------       ----------

Long-term debt                                  536,120          547,344
Deferred income taxes                            48,694           45,365

Stockholders' equity:
      Preferred stock, $10 par value                ---              ---
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          60,677 and 59,861, respectively)      121,354          119,722
      Capital in excess of par value            240,871          242,346
      Unrealized gain on investments              4,863            5,228
      Retained earnings                         165,252          237,806
                                             ----------       ----------
         Total stockholders' equity             532,340          605,102
                                             ----------       ----------
                                             $1,523,111       $1,947,752
                                             ==========       ==========


See notes to consolidated financial statements.

                                   HEILIG-MEYERS COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)
                                        (Unaudited)

                                                    Nine Months Ended
                                                       November 30,
                                                   -------------------
                                                   1999           1998
                                                   ----           ----
Cash flows from operating activities:
   Net earnings (loss)                          $(62,959)      $ 25,226
    Adjustments to reconcile net
     earnings (loss) to net cash provided
     (used) by operating activities:
       Depreciation and amortization              42,090         43,402
       Provision for doubtful accounts            74,767         76,338
       Gain (loss), net of tax on sale and
         write-down of net assets held for
         sale                                     78,903            ---
       Store closing charge payments              (1,312)        (7,665)
       Other, net                                    586         (3,859)
       Change in operating assets and
         liabilities net of the effects
         of acquisitions:
             Accounts receivable                 (87,607)        45,304
             Retained interest in securitized
               receivables at cost                 5,753        (28,190)
             Other receivables                   (32,162)       (23,982)
             Inventories                         (35,038)        10,392
             Prepaid expenses                     16,894         22,601
             Accounts payable                     12,973          6,591
             Accrued expenses                    (29,375)        (8,831)
                                                ---------      ---------

               Net cash provided (used)
               by operating activities           (16,487)       157,327
                                                ---------      ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiaries            278,664            ---
   Additions to property and equipment           (23,641)       (48,685)
   Disposals of property and equipment             5,491         18,911
   Miscellaneous investments                     (15,152)       (36,489)
                                                ---------      ---------

               Net cash provided (used)
               by investing activities           245,362        (66,263)
                                                ---------      ---------

Cash flows from financing activities:
   Net decrease in notes payable                (118,728)       (85,000)
   Payments of long-term debt                   (160,756)       (23,728)
   Issuance of common stock                        1,632            142
   Dividends paid                                 (9,595)       (12,453)
                                                ---------      ---------

               Net cash used by
               financing activities             (287,447)      (121,039)
                                                ---------      ---------

Net decrease in cash                             (58,572)       (29,975)
Cash at beginning of period                       67,254         48,779
                                                ---------      ---------
Cash at end of period                           $  8,682       $ 18,804
                                                =========      =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying consolidated financial statements of Heilig-Meyers Company (the "Company") have not been audited by independent accountants, except for the balance sheet at February 28, 1999. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results for the third quarter of fiscal year 2000 are not necessarily indicative of future financial results.

B. On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, the Company completed the transaction. Heilig-Meyers received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $12 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $8.9 million and assumed liabilities of approximately $5.6 million. This transaction resulted in a pre-tax gain of $135.2 million ($56.2 million net of tax) which was recorded in the second quarter ended August 31, 1999. Final resolution of working capital adjustments is expected in the fourth quarter ended February 29, 2000.

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company has agreed to provide or guarantee a $20 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. During the first quarter ended May 31, 1999, the Company recorded a pre-tax charge to earnings of $113.7 million ($79.6 million net of tax) to write down its investment in Rhodes to estimated net realizable value. During the second quarter ended August 31, 1999, this loss was adjusted to $104.6 million ($68.8 million net of tax) to reflect the final terms of this transaction.

     During the second quarter ended August 31, 1999, the Company announced its intent to exit certain markets which are not considered to be part of the Company's core operations. These markets include Chicago, Illinois, Milwaukee, Wisconsin and non-continental U.S. operations. During the quarter ended August 31, 1999, the Company recorded a pre-tax charge of $93.8 million ($66.3 million net of tax) to write down the associated assets to their estimated fair value, less costs to sell, which totaled approximately $161.5 million as of August 31, 1999. The Company began the execution of this plan in September 1999 with the sale of assets related to 18 Heilig-Meyers Furniture stores in the Chicago and Milwaukee markets. Approximately $15 million of net cash proceeds were generated during the third quarter ended November 30, 1999 from the sale of these assets. The remaining assets effected by this plan total approximately $147.5 million and are classified as net assets held for sale on the November 30, 1999 balance sheet. The Company expects the remaining dispositions to be completed within the next nine months. The net cash proceeds from these divestitures will be used to pay down debt.

C. On September 22, 1999, the Board of Directors declared a cash dividend of $0.02 per share which was paid on November 20, 1999, to stockholders of record on November 3, 1999.

D. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $35,126,000 and $42,475,000 and unearned finance income was $12,096,000 and $31,775,000 at November 30, 1999, and February 28, 1999, respectively.

E.   The  Company  made   (received)  net  income  tax  payments   (refunds)  of
     $17,009,000 and $(10,705,000) during the nine months ended November 30, 1999, and November 30, 1998, respectively.

F.   The Company made interest  payments of $43,463,000 and  $51,242,000  during
     the  nine  months  ended   November   30,  1999,   and  November  30,  1998
     respectively.

G. Total comprehensive income (loss) for the three and nine month periods ended November 30, 1999 and 1998 is as follows:

                                       Three Months Ended     Nine Months Ended
                                           November 30,          November 30,
        (Amounts in thousands)           1999       1998       1999       1998
                                       -------------------   -------------------
        Net income (loss)             $ 4,739     $6,274     $(62,959)  $25,226

        Increase (decrease)
          in unrealized gain
          on investments              $  (900)    $  763     $   (365)  $(1,040)
                                       -----------------      -----------------
        Comprehensive income
         (loss)                       $ 3,839     $7,037     $(63,324)  $24,186
                                       =================      =================

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

I. During the nine months ended November 30, 1999, the Company had significant operations aligned in four operating formats: Heilig-Meyers, The RoomStore, Rhodes and Mattress Discounters. The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes the stores primarily operating in Texas, Oregon, Maryland, Illinois, Virginia, and the stores in Puerto Rico operating under the "Berrios" name. The Rhodes retailing strategy was selling quality furniture to a broad base of middle income customers. The Mattress Discounters division is the Nations largest retail bedding specialist.

     As discussed in Note B, the Company has completed the sale of its Rhodes division, has sold 93% of its interest in its Mattress Discounters division, has sold the assets related to 18 Heilig-Meyers Furniture stores in the Chicago market, and has intentions to exit certain other markets. As a result of this divestiture activity, the Company has presented two new reportable segments: operations held for sale and the Chicago market, both of which were previously reported in The RoomStore division. The Chicago market includes the 18 Heilig-Meyers Furniture stores located in Chicago and operations held for sale includes markets in the Chicago area and non-continental U.S. operations. Results for the nine months ended November 30, 1999 include operations of the Rhodes division through June 30, 1999 and the Mattress Discounters division through August 6, 1999. Information for prior periods has been restated to reflect these changes.

     The Company evaluates performance based on earnings (loss) before interest and income taxes (based on generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

     Pertinent financial data by operating segment for the three and nine month periods ended November 30, 1999 and 1998 are as follows:

                                             Three Months         Three Months
                                                 Ended                Ended
                                              November 30,         November 30,
        (Amounts in thousands)                   1999                 1998
        Revenues:                                ----                 ----
           Heilig-Meyers                     $  398,595            $  404,279
           The RoomStore                         71,434                55,176
           Operations held for sale              58,875                58,387
                                             ----------            ----------
                                                528,904               517,842
           Chicago market                            --                15,541
           Rhodes                                    --               134,794
           Mattress Discounters                      --                60,032
                                             ----------            ----------
                Total revenues from
                  external customers         $  528,904            $  728,209
                                             ==========            ==========

        Earnings (loss) before interest and taxes:
           Heilig-Meyers                     $   13,352            $   22,604
           The RoomStore                          3,481                   706
           Operations held for sale               5,859                 6,366
                                             ----------            ----------
                                                 22,692                29,676
           Chicago market                        (2,998)                 (880)
           Rhodes                                    --                (5,265)
           Mattress Discounters                      --                 5,486
                                             ----------            ----------
               Total earnings before
                 interest and taxes          $   19,694            $   29,017

        Interest expense                        (12,136)              (19,121)
                                             ----------            ----------
               Consolidated earnings before
                 provision for income taxes  $    7,558            $    9,896
                                             ==========            ==========

        Depreciation and amortization expense:
           Heilig-Meyers                     $    9,849            $    9,710
           The RoomStore                            838                   755
           Operations held for sale                 807                   687
                                             ----------            ----------
                                                 11,494                11,152
           Chicago market                           113                   148
           Rhodes                                    --                 2,925
           Mattress Discounters                      --                 1,358
                                             ----------            ----------
                Total depreciation and
                  amortization expense       $   11,607            $   15,583
                                             ==========            ==========

        Capital Expenditures:
           Heilig-Meyers                     $    6,127            $    6,254
           The RoomStore                          1,261                 1,192
           Operations held for sale                 667                   969
                                             ----------            ----------
                                                  8,055                 8,415
           Chicago market                             8                   627
           Rhodes                                    --                 2,333
           Mattress Discounters                      --                 2,295
                                             ----------            ----------
                Total capital expenditures   $    8,063            $   13,670
                                             ==========            ==========

        Total identifiable assets:
           Heilig-Meyers                     $1,287,023            $1,253,261
           The RoomStore                         88,577                74,758
           Operations held for sale             147,511               216,761
                                             ----------            ----------
                                              1,523,111             1,544,780
           Chicago market                            --                29,828
           Rhodes                                    --               315,956
           Mattress Discounters                      --                92,369
                                             ----------            ----------
                Total identifiable assets    $1,523,111            $1,982,933
                                             ==========            ==========

                                            Nine Months            Nine Months
                                               Ended                  Ended
                                            November 30,           November 30,
                                                1999                  1998
                                                ----                  ----
        Revenues:
           Heilig-Meyers                     $1,148,690            $1,162,481
           The RoomStore                        201,774               154,658
           Operations held for sale             152,091               148,685
                                             ----------            ----------
                                              1,502,555             1,465,824
           Chicago market                        21,721                47,598
           Rhodes                               160,048               373,944
           Mattress Discounters                 106,733               184,789
                                             ----------            ----------
                Total revenues from
                  external customers         $1,791,057            $2,072,155
                                             ==========            ==========

        Earnings (loss) before interest and taxes:
           Heilig-Meyers                     $   51,108            $   77,224
           The RoomStore                         10,178                 4,651
           Operations held for sale              10,829                12,763
                                             ----------            ----------
                                                 72,115                94,638
           Chicago market                        (5,981)               (1,200)
           Rhodes                                (2,390)              (16,579)
           Mattress Discounters                  11,650                19,917
                                             ----------            ----------
                Total earnings before
                  interest and taxes         $   75,394            $   96,776

        Gain (loss) on sale and write-
          down of assets held for sale          (63,136)                   --
        Interest expense                        (50,428)              (57,247)
                                             ----------            ----------
                Consolidated earnings (loss)
                  before provision for
                  income taxes               $  (38,170)           $   39,529
                                             ==========            ==========

        Depreciation and amortization expense:
           Heilig-Meyers                     $   30,817            $   26,025
           The RoomStore                          2,341                 2,034
           Operations held for sale               2,342                 1,962
                                             ----------            ----------
                                                 35,500                30,021
           Chicago market                           561                   484
           Rhodes                                 3,918                 9,365
           Mattress Discounters                   2,111                 3,532
                                             ----------            ----------
                Total depreciation and
                  amortization expense       $   42,090            $   43,402
                                             ==========            ==========

        Capital Expenditures:
           Heilig-Meyers                     $   11,182            $   27,430
           The RoomStore                          4,321                 5,339
           Operations held for sale               3,964                 5,243
                                             ----------            ----------
                                                 19,467                38,012
           Chicago market                         1,314                 1,913
           Rhodes                                 1,665                 4,673
           Mattress Discounters                   1,195                 4,087
                                             ----------            ----------
                Total capital expenditures   $   23,641            $   48,685
                                             ==========            ==========

J. MacSaver Financial Services, Inc.("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:


                       MacSaver Financial Services, Inc.
                      Summarized Statements of Operations
                             (Amounts in thousands)
                                  (Unaudited)

                             (Unaudited)            (Unaudited)
                         Three Months Ended      Nine Months Ended
                             November 30,           November 30,
                            1999      1998         1999      1998
                         ------------------     ------------------
Net revenues             $ 68,961  $ 74,010     $220,371  $217,704
Operating expenses         66,195    62,060      190,296   172,851
                         --------  --------     --------  --------
   Earnings before taxes    2,766    11,950       30,075    44,853
                         --------  --------     --------  --------
Net earnings             $  1,798  $  7,768     $ 19,549  $ 29,155
                         ========  ========     ========  ========


                       MacSaver Financial Services, Inc.
                           Summarized Balance Sheets
                             (Amounts in thousands)

                                      November 30,     February 28,
                                          1999            1999
                                      (Unaudited)       (Audited)
                                     ------------     ------------
Current assets                       $   52,651       $   57,148
Accounts receivable, net                107,280          145,211
Retained interest in securitized
  receivables at fair value             184,852          190,970
Due from affiliates                     510,298          716,867
                                     ----------       ----------
  Total Assets                       $  855,081       $1,110,196
                                     ==========       ==========

Current liabilities                      20,349          173,727
Deferred income taxes                    12,830           15,023
Notes payable                            91,272          210,000
Long-term debt                          535,000          535,000
Stockholders equity                     195,630          176,446
                                     ----------       ----------
  Total Liabilities and Equity       $  855,081       $1,110,196
                                     ==========       ==========

K. The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                    Three Months Ended    Nine Months Ended
                                       November 30,          November 30,
                                     1999      1998        1999      1998
                                    ------------------    -----------------
      (Amounts in thousands except per share data)

      Numerator:
          Net earnings (loss)        $4,739   $ 6,274    $(62,959)  $25,226
      Denominator:
          Denominator for basic
          earnings per share
          average common shares
          outstanding                60,677    59,641      60,160    59,175

          Effect of potentially
          dilutive stock options         --        39          --       376

          Effect of contingently
          issuable shares
          considered earned              --       773          --       346
                                     ------    ------      ------    ------
          Denominator for diluted
          earnings per share         60,677    60,453      60,160    59,897

      Basic EPS                      $ 0.08     $0.11     $ (1.05)    $0.43
      Diluted EPS                      0.08      0.10       (1.05)     0.42


     Options to purchase 4,851,000 and 5,266,000 shares of common stock at prices ranging from $5.13 and $9.03 to $35.06 per share were outstanding at November 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.


L. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the nine months ended November 30, 1999 are as follows:

                                              Amount
                                              Utilized       Remaining
                              Reserve as      through        Reserve as
                              of March 1,     November 30,   of November 30,
(Amounts in thousands,        1999            1999           1999
   unaudited)                 --------------------------------------------------

Severance                     $ 1,498         $   890        $   608
Lease & facility exit cost      3,294             422          2,872
                              --------------------------------------------------
Total                         $ 4,792         $ 1,312        $ 3,480
                              ==================================================

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

     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets was being made. The Heilig-Meyers division and The RoomStore division are considered the Company's core business.

     On May 28, 1999, the Company announced that it had entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, the Company completed the transaction. Heilig-Meyers received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $12 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $8.9 million and assumed liabilities of approximately $5.6 million. This transaction resulted in a pre-tax gain of $135.2 million ($56.2 million net of tax) which was recorded in the second quarter ended August 31, 1999. Final resolution of working capital adjustments is expected in the fourth quarter ended February 29, 2000.

     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company has agreed to provide or guarantee a $20 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. During the first quarter ended May 31, 1999, the Company recorded a pre-tax charge to earnings of $113.7 million ($79.6 million net of tax) to write down its investment in Rhodes to estimated net realizable value. During the second quarter ended August 31, 1999, the loss was adjusted to $104.6 million ($68.8 million net of tax) to reflect the final terms of this transaction.

     During the second quarter ended August 31, 1999, the Company announced its intent to exit certain markets which are not considered to be part of the Company's core operations. These markets include Chicago, Illinois, Milwaukee, Wisconsin and non-continental U.S. operations. During the quarter ended August 31, 1999, the Company recorded a pre-tax charge of $93.8 million ($66.3 million net of tax) to write down the associated assets to their estimated fair value, less costs to sell, which totaled approximately $161.5 million as of August 31, 1999. The Company began the execution of this plan in September 1999 with the sale of assets related to 18 Heilig-Meyers Furniture stores in the Chicago and Milwaukee markets. Approximately $15 million of net cash proceeds were generated by these sales during the third quarter ended November 30, 1999. The remaining assets effected by this plan total approximately $147.5 million and are classified as net assets held for sale on the November 30, 1999 balance sheet. The Company expects the remaining dispositions to be completed within the next nine months. The net cash proceeds from these divestitures will be used to pay down debt.

RESULTS OF OPERATIONS

Revenues and Earnings

     Revenues in those divisions which were under the Company's ownership for the full quarter increased 2.1% to $528.9 million, compared to $517.8 million in the prior year quarter. As a result of the divestitures of Rhodes, Mattress Discounters, and 18 stores in the Chicago market, total revenues for the quarter declined 27.4% to $528.9 million from $728.2 million in the prior year, which included a full three months activity for these divisions. Net earnings from operations for the quarter ended November 30, 1999, were $4.7 million or $0.08 per share compared to $6.3 million or $0.10 per share in the prior year quarter.

     For the nine month period ended November 30, 1999, revenues in those divisions which were under the Company's ownership for the full nine months increased 2.5% to $1,502.6 million, compared to $1,465.8 million for the nine months ended November 30, 1998. As a result of the divestitures of Rhodes, Mattress Discounters, and 18 stores in the Chicago market, total revenues for the nine month period declined to $1,791.1 million from $2,072.2 million for the same period in the prior year. For the nine month period ended November 30, 1999, the Company has incurred pre-tax costs of $63.1 million ($78.9 million net of tax) associated with divestiture activities and the write down of assets held for sale. Including these costs, the Company reported a net loss of $62.9 million or $1.05 per share for the nine month period ending November 30, 1999. Absent these charges, net earnings for the nine month period ended November 30, 1999, were $15.9 million, or $0.27 per share, compared to $25.2 million, or $0.43 per share in the prior year comparative period.


     The following table shows a comparison of sales by division:

                     Three Months Ended           Nine Months Ended
                         November 30,                November 30,
                               (Sales amounts in millions)
                     1999           1998           1999           1998
                -------------  -------------   -------------  -------------
                       % of           % of            % of           % of
                Sales Sales    Sales Sales     Sales Sales    Sales Sales
                -------------  -------------   -------------  -------------
Heilig-Meyers   $345.9  73.7%  $347.0  53.0%   $986.4  61.8%  $980.7  53.2%
The RoomStore     70.5  15.0     54.0   8.2     199.3  12.5    152.1   8.2
Operations held
   for sale       53.0  11.3     52.1   8.0     134.5   8.4    130.6   7.1
                ------------   ------------   -------------  -------------
                 469.4 100.0    453.1  69.2   1,320.2  82.7  1,263.4  68.5

Chicago market      --    --     13.0   2.0      17.9   1.1     39.9   2.2
Rhodes              --    --    128.7  19.7     150.8   9.5    357.1  19.3
Mattress
 Discounters        --    --     59.9   9.1     106.6   6.7    184.4  10.0
                ------         ------         -------        -------
     Total      $469.4         $654.7        $1,595.5       $1,844.8
                ======         ======        ========       ========


     Sales in those divisions which were under the Company's ownership for the full third quarter of fiscal 2000 increased 3.6% to $469.4 million, compared to $453.1 million for the quarter ended November 30, 1998. As a result of the divestitures of Rhodes, Mattress Discounters, and 18 stores in the Chicago market, total sales declined 28.3% to $469.4 million compared to sales of $654.7 million in the prior year quarter. For the nine month period ended November 30, 1999, sales in those divisions which were under the Company's ownership for the full nine months increased 4.5% to $1,320.2 million from $1,263.4 million. As a result of the divestitures of Rhodes, Mattress Discounters, and 18 stores in the Chicago market, total sales for the nine month period declined 13.5% to $1,595.5 million from $1,844.8 million. The overall increase in sales in the divisions under the Company's ownership for the full period was attributable to an increase in operating units from November 30, 1998 to November 30, 1999, as well as a comparable store sales increase of 0.6% and 2.0% for the three and nine months ended November 30, 1999. Price changes had an immaterial impact on the overall sales increase for the quarter.

     Other income for those divisions which were under the Company's ownership for the full quarter decreased to 12.7% from 14.3% of sales in the prior year quarter. For the nine months ended November 30, 1999, other income for these divisions decreased as a percentage of sales to 13.8% from 16.0% in the prior year. These decreases are primarily the result of sales growth in stores that do not offer the Company's in-house installment credit program. The Heilig-Meyers division and certain stores within operations held for sale offer installment credit as a financing option to customers. On a consolidated basis, other income increased to 12.7% for the quarter from 11.2% in the prior year quarter due to the divestiture of the Rhodes and Mattress Discounters disivions. For the nine month period other income remained flat at 12.3%. The following table shows other income as a percentage of divisional sales:

                       Three Months Ended            Nine Months Ended
                    November 30, November 30,    November 30,  November 30,
                        1999         1998            1999         1998
                    -------------------------    -------------------------
Heilig-Meyers           15.2%        16.5%           16.5%        18.5%
The RoomStore            1.3          2.2             1.2          1.7
Operations held
  for sale              11.2         12.0            13.1         13.8
Chicago market            --         20.1            21.3         19.3
Rhodes                    --          4.7             6.1          4.7
Mattress
  Discounters             --          0.2             0.1          0.2


     Within the Heilig-Meyers format, other income decreased 1.3% as a percentage of sales for the quarter and 2.0% of sales year-to-date. The decrease is due to an increase in the amount of receivables that have been securitized and the elimination of the previous revolving credit card program in September 1998. Within The RoomStore division, other income decreased as a percentage of sales 0.9% for the quarter and 0.5% year-to-date due to the concentration of total sales growth compared to the prior year.

Costs and Expenses

     Costs of sales for those divisions which were under the Company's ownership for the full quarter decreased to 65.4% from 65.8% of sales in the prior year quarter. For the nine months ended November 30, 1999, costs of sales for these divisions decreased as a percentage of sales to 65.5% from 66.2% in the prior year. On a consolidated basis, cost of sales decreased to 65.5% for the quarter from 66.4% in the prior year quarter. For the nine month period ended November 30, 1999, cost of sales decreased to 65.8% from 66.9% in the prior year. The following table shows the costs of sales as a percentage of divisional sales:

                       Three Months Ended            Nine Months Ended
                    November 30, November 30,    November 30,  November 30,
                        1999         1998            1999         1998
                    ------------------------     -------------------------
Heilig-Meyers           65.2%        65.5%           65.6%        66.2%
The RoomStore           68.1         70.7            67.8         68.9
Operations held
  for sale              62.5         63.0            62.0         62.6
Chicago market            --         67.2            66.2         69.8
Rhodes                    --         70.8            70.6         71.7
Mattress
  Discounters             --         61.6            62.2         62.1


     The costs of sales in the Heilig-Meyers division decreased 0.3% as a percentage of sales from the prior year quarter and 0.6% as a percentage of sales from the prior year-to-date as a result of cost control efforts primarily in the warehouse and delivery areas. The decrease in costs of sales in The RoomStore division was primarily due to an increase in raw selling margins.

     Selling, general and administrative expenses for those divisions which were under the Company's ownership for the full quarter increased to 36.6% from 35.4% of sales in the prior year quarter. For the nine months ended November 30, 1999, selling, general and administrative expenses for these divisions increased as a percentage of sales to 37.4% from 36.6% in the prior year. On a consolidated basis, selling, general and administrative expenses increased to 37.1% for the quarter from 35.7% in the prior year quarter. For the nine month period ended November 30, 1999, selling, general and administrative expenses increased to

37.1% from 36.0% in the prior year. The following table displays selling, general and administrative expense as a percentage of the applicable division's sales:

                       Three Months Ended            Nine Months Ended
                    November 30, November 30,    November 30,  November 30,
                        1999         1998            1999          1998
                    ------------------------     -------------------------
Heilig-Meyers           38.6%        36.8%           39.0%         37.6%
The RoomStore           28.2         30.2            28.3          29.8
Operations held
  for sale              34.4         32.1            39.0          36.9
Chicago market            --         49.1            75.5          44.9
Rhodes                    --         38.0            37.1          37.7
Mattress
  Discounters             --         29.4            26.9          27.2


     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division increased 1.8% as a percentage of sales as compared to the prior year quarter and 1.4% as a percentage of sales as compared to the prior year nine month period. This increase is primarily attributable to increases in employee and casualty insurance expense and the loss of sales leverage on other fixed costs due to lower than planned sales growth. Selling, general and administrative expenses in The RoomStore division decreased 2.0% as a percentage of sales versus the prior year quarter and decreased 1.5% versus the prior year nine month period. The decreases in The RoomStore division are primarily due to sales leverage gained from total sales growth.

      Interest expense was 2.6% and 2.9% of sales in the third quarters of fiscal years 2000 and 1999, respectively with the effect of lower debt levels being partially offset by higher interest rates. For the quarter, weighted average long-term debt decreased to $557.7 million from $708.8 million in the prior year third quarter. The decrease in long-term debt levels between years is a result of repayments made on $20.0 million of private placement debt in the third quarter of fiscal 1999 and $129.2 million paydown of long-term debt in the first and second quarters of fiscal 2000. Weighted average long-term interest rates increased to 8.2% from 7.6% in the prior year. Weighted average short-term debt decreased to $103.4 million from $254.0 million in the prior year. This decrease was the result of the use of proceeds from divestitures to paydown notes payable. Weighted average short-term interest rates increased to 7.2% from 6.1% in the prior year. For the nine month period ended November 30, 1999, interest expense increased to 3.2% of sales from 3.1% in the prior year.

     The reduction in the sales contribution of Rhodes, Mattress Discounters and the 18 stores in the Chicago market caused the provision for doubtful accounts to increase for the third quarter, as a percentage of sales to 5.9% from 4.7% in the prior year quarter. For the nine month period ended November 30, 1999, the provision increased to 4.7% from 4.1% in the prior year. For those stores offering installment credit, the provision was 6.9% and 7.7% of sales for the third quarters of fiscal years 2000 and 1999 and 6.6% and 6.9% for the nine months ended November 30, 1999 and 1998.

     The effective income tax rate was 37.3% for the third quarter ended November 30, 1999. For the nine months ended November 30, 1999, the divestiture activity caused the provision for income taxes to be an expense of $24.8 million on a pre-tax loss of $38.2 million. Because the Company's tax basis in the Mattress Discounters division was minimal, the sale of the division resulted in a tax gain significantly in excess of the gain recorded for financial reporting purposes. Before divestiture activity, the effective income tax rate from operations for the nine-month period ended November 30, 1999 was 36.1% compared to 36.2% in the prior year. The Company continues to analyze and evaluate alternative strategies available to estimate its tax basis in divested assets. The results of such analysis are expected to be completed in the fourth quarter ending February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash position $58.6 million to $8.7 million at November 30, 1999 from $67.3 million at February 28, 1999.

     Net cash from operating activities produced negative cash flows of $16.5 million during the nine months ended November 30, 1999, compared to an inflow of $157.3 million in the comparable period of the prior year. The prior year amount includes a cash inflow of $100.0 million from the sale of accounts receivable through the Company's asset securitization program. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 2000 quarter.

     Investing activities produced cash flows of $245.4 million during the nine months ended November 30, 1999 compared to negative cash flows of $66.3 million in the prior year period. The increase in cash flows from investing activities is primarily due to cash proceeds received from the sale of Rhodes, Mattress Discounters, and the 18 stores in the Chicago market, as well as a decrease in additions to property and equipment during the period and a decrease in miscellaneous investments. Cash used for miscellaneous investments during the nine months ended November 30, 1998 includes deposits paid by the Company related to the change in the lessor of certain leased real estate.

     Financing activities produced negative cash flows of $287.4 million during the nine months ended November 30, 1999 compared to a negative cash flow of $121.0 million in the prior year period. The increase in negative cash flows from financing activities in the current year period is due to the payments of debt from the proceeds of the sale of Rhodes, Mattress Discounters, and the 18 stores in the Chicago market. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the nine months ended November 30, 1999. As of November 30, 1999, long-term notes payable with an aggregate principal amount of $175.0 million securities have been issued to the public under this Registration Statement. As of November 30, 1999, the Company had a $200.0 million revolving credit facility in place, which expires in July 2000. This facility includes ten banks and had $91.2 million outstanding and $108.8 million undrawn as of November 30, 1999.

     As a result of the losses incurred during the current fiscal year due to the write down of assets held for sale, the Company amended certain debt agreements in the third quarter in order to maintain covenant compliance.

     Total debt as a percentage of debt and equity was 54.3% at November 30, 1999, compared to 60.4% at February 28, 1999. This decrease is primarily due to the paydown of debt from proceeds of divested subsidiaries as well as the write down of assets held for sale. The current ratio was 2.3X at November 30, 1999, compared to 1.5X at February 28, 1999. The increase in the current ratio is due to the paydown of debt and the reclassification of assets held for sale.

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

     During fiscal year 1997, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages: 1) assessment of the problem, 2) prioritization of systems, 3) remediation activities and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management. The team has continued to assess the systems of subsidiaries as the Company has expanded. Management completed the remediation stage for the critical systems of the Heilig-Meyers operations during fiscal year 1999. Remediation for all other subsidiaries' critical systems was completed in the second quarter of fiscal year 2000. The testing stage for critical systems within the entire Company was also completed in the second quarter of fiscal year 2000. The audit phase for this testing began in the second quarter and continued into the third quarter of fiscal year 2000.

     Since the project's beginning in fiscal 1997, the Company has incurred approximately $3.0 million in expenses in updating its management information system to alleviate potential year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems, auditing costs, software upgrade costs, software testing costs, and contingency planning costs. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan.

     The team has communicated with other companies, on which the Company's systems rely and has obtained compliance letters from these entities. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company has assessed the consequences of its Year 2000 remediation efforts not being successful. Management has developed contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Management ranked suppliers based on how critical each supplier is believed to be to the Company's operations. The Company requested a copy of the Year 2000 project plan under which these suppliers are operating. The Company's Year 2000 project team has reviewed these plans. To date the Company has not experienced any problems due to the Year 2000 issue. Management believes the Year 2000 compliance issue has been addressed properly by the Company to prevent any material adverse operational or financial impacts.

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

                                    PART II


Item 1.     Legal Proceedings

     The Company previously reported involvement in two cases pending in state court regarding non-filing fees charged by the Company on certain credit transactions. Non-filing fees are used to obtain insurance in lieu of filing a financing statement to perfect a security interest in connection with a credit transaction. The plaintiffs in the cases alleged that the Company's charging of the non-filing fees violated certain state and federal statutes and sought statutory damages and unspecified punitive damages. Wahl v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violations of Tennessee statutes and seeking certification of a class of certain individuals who made purchases in the Company's Tennessee stores) was filed on June 23, 1997 in Memphis, Tennessee Chancery Court. On March 23, 1999, the court in Wahl entered an order dismissing the case with prejudice. Eubanks v. Heilig-Meyers Company and Heilig-Meyers Furniture Company (alleging violation of Georgia statutes and seeking certification of a class of Georgia residents) was filed on March 5, 1997 in Georgia State Court, subsequently removed to United States District Court for the Southern District of Georgia, and on July 7, 1997, remanded to the Superior Court of Liberty County, Georgia. On March 25, 1998, the court in Eubanks entered an order dismissing the case. The Eubanks case was refiled on June 23, 1998 and on November 18, 1999, the court in Eubanks granted summary judgment in favor of the Company.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits. See INDEX TO EXHIBITS

          (b) There was one Current Report on Form 8-K filed during the quarterly period ended November 30, 1999. On September 27, 1999, Registrant filed a Form 8-K in which it reported that the Company was exiting certain furniture stores located in the Chicago, Illinois and Milwaukee, Wisconsin markets. The Registrant also reported results for the second quarter ended August 31, 1999.



                               INDEX TO EXHIBITS

        Exhibit
        Number      Description                                        Page
        -------     -------------------------------------------------------

         3          Bylaws of the Registrant                             21

         10.1       Amendment No. 8 dated as of September 24, 1999
                    to the Credit Agreement dated as of July 18,
                    1995 among MacSaver Financial Services, Inc.,
                    Heilig-Meyers Company, Wachovia Bank, N.A. and
                    Bank of America, N.A.                                26

         10.2       Employment Agreement between Donald S. Shaffer
                    and Heilig-Meyers Company dated as of September
                    22, 1999                                             30

         27         Financial Data Schedule                              38

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 14, 2000               /s/Roy B. Goodman
                                          ----------------------------
                                          Roy B. Goodman
                                          Executive Vice President and
                                          Principal Financial Officer


Date:      January 14, 2000               /s/Thomas F. Crump
                                          ----------------------------
                                          Thomas F. Crump
                                          Senior Vice President,
                                          Controller