Form 10-K
period 2000-02-29
HEILIG MEYERS CO
filed 2000-05-30
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended February 29, 2000 or

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

                                       None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No .
                                                      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2000 was approximately $122,502,762.

         This figure was calculated by multiplying (i) the closing sales price of the registrant's common stock on the New York Stock Exchange on May 1, 2000 by (ii) the number of shares of the registrant's common stock not held by the executive officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is in fact an affiliate of the registrant.

         As of May 1, 2000, there were outstanding 60,676,773 shares of the registrant's common stock, $2.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for June 21, 2000, are incorporated by reference into
Part III.

                                     INDEX

PART 1
ITEM 1.  BUSINESS                                                      Page
         A.  Introduction                                                4
         B.  Industry Segments                                           4
         C.  Nature of Business
                  General                                                5
                  Competition                                            5
         D.  Store Operations
                  General                                                6
                  Merchandising                                          7
                  Advertising and Promotion                              7
                  Credit Operations                                      8
                  Distribution                                           8
                  Customer Service                                       9
         E.  Corporate Expansion                                        10
         F.  Other Factors Affecting the Business of Heilig-Meyers
                  Suppliers                                             11
                  Service Marks, Trademarks and Franchise Operations    11
                  Seasonality                                           11
                  Employees                                             11
                  Foreign Operations and Export Sales                   11

ITEM 2.  PROPERTIES                                                     12

ITEM 3.  LEGAL PROCEEDINGS                                              12

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDINGS           12

PART II
ITEM 5.  MARKET for REGISTRANT'S COMMON EQUITY and
              RELATED STOCKHOLDER MATTERS                               14

ITEM 6.  SELECTED FINANCIAL DATA                                        15

ITEM 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
              CONDITION and RESULTS of OPERATIONS                       17

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                         25

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA                    26

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS
              on ACCOUNTING and FINANCIAL DISCLOSURE                    51

PART III
ITEM 10.  DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT            51

ITEM 11.  EXECUTIVE COMPENSATION                                        51

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS
               and MANAGEMENT                                           51

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS                51

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, and
               REPORTS on FORM 8-K                                      52

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

     The Company has grown in recent years, in part, through a series of acquisitions. Among the acquisitions are the October 1996 acquisition of certain assets relating to the 20 stores of J. McMahan's in Santa Monica, California and the unrelated acquisition of certain assets relating to the 23 stores of Self-Service Furniture Company of Spokane, Washington, the December 1996 acquisition of the Atlanta, Georgia-based Rhodes, Inc., a publicly traded home furnishings retailer with, at the time of acquisition, 105 stores in 15 states, and the February 1997 acquisition of certain assets relating to the 10 stores of The RoomStore, Inc. of Fort Worth, Texas. The Company also acquired the assets of the 19-store Star Furniture chain based in North Carolina in February 1997. The Company acquired Mattress Discounters Corporation and a related corporation in July 1997, with 169 stores in 10 states and Washington, D.C. The Company also acquired The Bedding Experts, Inc. with 54 stores in Chicago, Illinois and the surrounding area in January 1998. The Company also acquired the assets of 5 John
M. Smyth's Homemakers stores, a Chicago, Illinois furniture chain in January 1998, and the 24-store Hub Furniture chain based in Columbia, Maryland in February 1998 which both currently operate under The RoomStore division. In addition, the Company acquired substantially all of the operating assets and liabilities of Guardian Products in September 1998.

     During the fiscal year ended February 29, 2000, the Company divested its Rhodes Furniture division effective June 30, 1999, divested its Mattress Discounters division on August 6, 1999, sold the assets related to certain RoomStore operations in the Chicago and Milwaukee markets beginning in September 1999 and sold substantially all of the assets of Guardian Products on January 31, 2000. Additionally, on April 20, 2000, the sale of the Berrios division was completed. The transaction will be recorded in the Company's first quarter ended May 31, 2000 and is not expected to have a significant effect on results of operations. The results of the divestiture activity is described in detail in the Notes to the Consolidated Financial Statements.

B.  Industry Segments

     The Company operated two primary segments for the full fiscal year as Heilig-Meyers Furniture and The RoomStore. As discussed previously, the Company has divested its Mattress Discounters and Rhodes divisions and has sold the assets related to 18 stores in the Chicago and Milwaukee markets which were previously part of The RoomStore division. Additionally, the Company announced its intention to divest of The RoomStore's remaining Chicago operations as well as its Puerto Rican operations, both of which are reported within operations held for sale as of February 29, 2000. For the financial results of the Company's operating divisions, see Note 15 of Notes to Consolidated Financial Statements in Item 8 of Part II found on page 46 of this annual report.

     The Company's "Heilig-Meyers" division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. Stores under "The RoomStore" division display and sell furniture in complete room packages. The rooms are arranged by professional designers and sell at a value when purchased as a group. As of February 29, 2000, operations held for sale include three stores in the Chicago market and 33 stores operating in Puerto Rico under the "Berrios" name.

C.  Nature of Business

General
     The Company is the Nation's largest specialty retailer of home furnishings and related items with 872 stores (as of April 30, 2000) which are located in 30 states. The Company's Heilig-Meyers stores are primarily located in small towns and rural markets in the southern, mid-western and western Continental United States. The 55 stores of The RoomStore are located in 5 states, including Texas, Virginia, Oregon, Maryland and Washington. The stores included in Operations held for sale as of February 29, 2000 include three stores in the Chicago market and the 33 stores in Puerto Rico operating under the Berrios name, both of which were previously reported within The RoomStore division.

     The Company's operating strategies include: (1) offering a broad selection of competitively priced home furnishings, including furniture and accessories, and bedding, and in the Heilig-Meyers stores, consumer electronics, appliances, and other items such as jewelry, small appliances and seasonal goods; (2) locating Heilig-Meyers stores primarily in small towns and rural markets which are at least 25 miles from a metropolitan market; (3) offering credit programs to provide flexible financing to its customers; (4) utilizing centralized inventory and distribution systems in strategic regional locations to support store inventory and merchandise delivery operations and; (5) emphasizing customer service and repair service for consumer electronics and other mechanical items.

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

     The RoomStore division competes in mid-to-large metropolitan markets and serves middle income customers.

     Based on its experience, the Company believes its competitive environment is comparable in all geographic regions in which it operates. Therefore, the Company does not believe that a regional analysis of its competitive market is meaningful at this time.

D.  Store Operations

General
     The Company's Heilig-Meyers stores generally range in size from 12,000 to 35,000 square feet, with the average being approximately 25,000 square feet. A store's attached or nearby warehouse usually measures from 3,000 to 5,000 square feet. A typical store is designed to give the customer an urban shopping experience in a rural location. The Company's existing store remodeling program, under which stores are remodeled on a rotational basis, provides the Company's older stores with a fresh look and up-to-date displays on a periodic basis. During fiscal 2000, the Company remodeled 18 existing stores and plans to remodel approximately 20 existing stores in fiscal 2001. The remodel plan for fiscal 2001 is designed around a new store format that brings together new product and visual presentation supported by an enhanced advertising program. Decisions regarding the presentations and programs will be made on a market-by-market basis. The existing The RoomStore stores average approximately 30,000 square feet. The Company does not have significant remodeling activities planned for this format during fiscal 2001.

     Generally, each store unit is managed by an on-site manager responsible for day-to-day store operations including, if offered in that store, installment credit extension and collection. In certain markets where conditions permit, one manager may have operating responsibility for two stores. See "Credit Operations" regarding planned changes with respect to installment credit extension and collection. For executive management purposes, stores are grouped by operating format. For operational purposes, stores are generally grouped within their format by geographic market.

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

     In order to increase the availability and effectiveness of management information, Heilig-Meyers makes use of just-in-time ordering and backhauling.
The Company also makes use of satellite systems which provide immediate communication between the Company's corporate headquarters and the Heilig-Meyers stores and distribution centers. The Company believes customer service is enhanced by providing store management more timely access to information related to product availability. The RoomStore division has operating systems in place that provide similar operating capabilities.

Merchandising
     The Company's Heilig-Meyers merchandising strategy is to offer a broad selection of competitively priced home furnishings, including furniture and accessories, consumer electronics, appliances, bedding and other items such as jewelry and seasonal goods. The RoomStore stores primarily sell mid-price-point furniture and accessories, and bedding. During the three most recent fiscal years, the percentage of store sales derived from the various merchandising categories were as follows (by format):

                                  2000              1999             1998
                                  ----              ----             ----
Heilig-Meyers Furniture:
Furniture and accessories          65%               64%              60%
Consumer electronics                8                 7                9
Bedding                            13                13               13
Appliances                          7                 7                7
Other (e.g. jewelry and
  seasonal goods)                   7                 9               11

The RoomStore:
Furniture and accessories          90                90               90
Bedding                            10                10               10

     The Company's stores carry a wide variety of items within each merchandise category to appeal to individual tastes and preferences. The Company believes this broad selection of products helps to increase repeat sales to existing customers. By carrying seasonal merchandise (heaters, air conditioners, lawn mowers, outdoor furniture, etc.) in its Heilig-Meyers stores, the Company has been able to moderate the seasonal fluctuations in its sales that are common to the industry and, in particular, small towns.

     While the basic merchandise mix within each operating format remained fairly constant during fiscal 2000, the Company continued to refine its merchandise selections to capitalize on variations in customer preferences. During fiscal 2000, the Company continued to strengthen its vendor relationships. In addition to providing purchasing advantages, these relationships provide warehousing and distribution arrangements that improve inventory management. The Company also began the implementation of new systems in fiscal 2000 designed to improve category management capabilities and supply chain management. These systems will allow the Company to gather and analyze marketing and merchandising information more effectively in order to build better assortments and inventory plans. Furthermore, the systems should provide the capability to integrate this information into its inventory management function and develop supply chain management strategies aimed at lowering inventory levels while enhancing customer service.

Advertising and Promotion
     Circulars and broadcast advertising are the key components of the Company's marketing program. The Company centrally designs its circulars for its Heilig-Meyers stores, which accounted for approximately 32% of the Company's Heilig-Meyers store advertising expenses in fiscal 2000. In fiscal 2000, the Heilig-Meyers format distributed over 150 million circulars. This included nine circulars sent by direct mail or newspaper insert to over 16 million households in Heilig-Meyers primary trade area and special private sale circulars mailed to approximately 0.5 million of these households each month, as well as during special promotional periods. Direct mailing expenses accounted for approximately 20% of advertising expenses at The RoomStore during fiscal 2000, with circulars being mailed to approximately 750,000 customers per month.

     In addition to the Company's utilization of circulars, television and radio commercials are produced for each format and aired in virtually all of the Company's markets. Broadcast advertising accounted for approximately 46% of the Company's Heilig-Meyers store advertising expenses in fiscal 2000. Newspaper advertising is placed largely at the store level. The Company also utilizes Spanish language television and radio in selected markets with significant
Hispanic populations. The Company regularly conducts approximately 42 Heilig-Meyers store promotional events each year. In addition to these events, individual stores periodically conduct promotional events locally. The Company generally conducts promotions twice each month in its The RoomStore format.

     During fiscal 2000, the Company continued to utilize market segmentation techniques to identify prospective customers by matching their demographics to those of existing customers. Management believes ongoing market research and improved mailing techniques enhance the Company's ability to place circulars in the hands of those potential customers most likely to make a purchase. The Company believes that the availability as well as the terms of credit are key determinants in the purchasing decision at its Heilig-Meyers stores, and therefore, promotes credit availability in those circulars.

Credit Operations
     The Company believes that offering flexible credit options is an important part of its business strategy. Approximately 70% to 80% of sales in the Heilig-Meyers stores have been made through the Company's installment credit programs. The Company accepts major credit cards in all stores and offers revolving credit featuring private label credit cards.

     Historically, the Heilig-Meyers installment credit program has been administered at the store level, allowing terms to generally be tailored to meet the customer's ability to pay. Each Heilig-Meyers store has a credit manager who, under the store manager's supervision, is responsible for extending and collecting that store's accounts in accordance with corporate guidelines. Over fiscal years 1999 and 2000, the Company implemented credit scoring capabilities that provide local store management with an enhanced tool for making better credit decisions. In fiscal 2001, the Company plans to further refine its credit management effectiveness by implementing a centralized billing process for all installment credit customers. Additionally, the Company plans to implement centralized credit extension and collections in approximately 223 stores. In addition to administrative cost savings, this program should enable the Company to more effectively evaluate its credit offerings to ensure their competitiveness in the marketplace, as well as provide the highest level of support to the Company's operating strategy. Based on results achieved in the initial implementation of this program in the 223 stores, strategies will be developed regarding the credit offerings and operations within the remaining store base.

     The Company extends credit under installment contracts in its Heilig-Meyers stores for original terms up to 24 months, however, the average term at origination as of February 29, 2000 was 19 months. Finance charges are included in revenues on a monthly basis, as earned, net of costs related to the Company's asset securitization program and totaled $214,098,000 during fiscal 2000, or approximately 9.3% of total revenues. To provide a source of financing to the Company, the substantial majority of installment accounts receivable is transferred to a Master Trust in exchange for certificates representing undivided interests in such receivables. Certificates with a face value of $826,300,000 have been sold to third parties as of February 29, 2000. The
Company continues to service these accounts. Because credit operations are integrated with the sales and store administration, management does not believe that an accurate allocation of various costs and expenses of operations can be made between the retail sales and credit operations. Therefore, the Company is unable to estimate accurately the contribution of its financing operations to net income.

     The Company also offers revolving credit programs, which are underwritten by third parties, in The RoomStore stores, and to a lesser degree, in the Heilig-Meyers stores. The Company does not service or generally provide recourse on these accounts. Credit applications, sales, and many payments on account are generally processed electronically through the point-of-sale systems. During fiscal 2000, approximately 45% of The RoomStore sales and approximately 3% of Heilig-Meyers sales were made through the revolving credit programs.

Distribution
     As of April 30, 2000, the Company operates eight Heilig-Meyers distribution centers in the Continental U.S. These centers are located in Orangeburg, South Carolina; Rocky Mount, North Carolina; Russellville, Alabama; Mount Sterling, Kentucky; Thomasville, Georgia; Moberly, Missouri; Hesperia, California; and Athens, Texas. Currently, the Company's Heilig-Meyers distribution network has the capacity to service over 900 stores in the Continental U.S. The Company also operates six RoomStore distribution centers which collectively have approximately 1,000,000 square feet.

     The Company utilizes several sophisticated design and management techniques to increase the operational efficiency of its distribution network. These include cantilever racking and computer-controlled random-access inventory storage. Use of direct shipping and backhauling from vendors has also enhanced distribution efficiency. Backhauling involves routing its trucks so that they can transport purchased inventory from suppliers to the distribution centers while returning from normal store deliveries. The Company backhauled approximately 25% of its purchased inventory in the Heilig-Meyers stores during fiscal 2000.

     Typically, each of the Company's Heilig-Meyers stores is located within 250 miles of one of the eight distribution centers and each of The RoomStore stores is located within 30 miles of the six The RoomStore distribution and delivery centers. The Company operates a fleet of trucks which generally delivers merchandise to each Heilig-Meyers store at least twice a week. In The RoomStore format which are located in larger cities, the Company also utilizes centralized delivery centers for home delivery. The Company believes the use of the distribution centers enables it to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing, to provide prompt delivery to customers and to minimize freight costs.

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

E.  Corporate Expansion

     The Company has grown from 647 stores at February 28, 1995, to 872 stores at April 30, 2000. The following table lists the Company's stores by state and format as of April 30, 2000:

                              Heilig-       The       Operations
State                         Meyers     RoomStore   Held for Sale   Total
--------------------------------------------------------------------------

Alabama                         33                                     33
Arizona                         15                                     15
California                      81                                     81
Colorado                         4                                      4
Florida                         35                                     35
Georgia                         57                                     57
Idaho                            4                                      4
Illinois                        28                         3           31
Indiana                         21                                     21
Iowa                            19                                     19
Kentucky                        30                                     30
Louisiana                       20                                     20
Maryland                         2           15                        17
Mississippi                     29                                     29
Missouri                        29                                     29
Montana                          2                                      2
Nevada                           5                                      5
New Mexico                      10                                     10
North Carolina                 110                                    110
Ohio                            33                                     33
Oklahoma                        11                                     11
Oregon                           2            5                         7
Pennsylvania                    22                                     22
South Carolina                  43                                     43
Tennessee                       53                                     53
Texas                           33           25                        58
Virginia                        45            9                        54
Washington                      11            1                        12
West Virginia                   27                                     27
                               ---          ---          ---         ----
                               814           55            3          872
                               ===          ===          ===         ====

     Growth in the number of stores comes primarily from three sources: acquisition of chains or independent stores, refurbishing of existing retail space and new construction. During the fiscal year ended February 29, 2000, the Company opened 16 stores and closed 8 stores. The Company also divested 236 Mattress Discounters stores and 96 Rhodes stores. The Company also closed 19 stores in the Chicago and Milwaukee markets and on April 20, 2000, the Company sold the 33 Berrios stores located in Puerto Rico for a net decrease of 376 stores. The 16 new stores were opened in refurbished existing retail space.

     The Company plans to continue its slower, selective growth strategy for the Heilig-Meyers division with a greater focus on remodeling existing stores. In selecting new Heilig-Meyers locations, the Company intends to follow its established strategy of generally locating stores within 250 miles of a distribution center and in towns with populations of 5,000 to 50,000 that are over 25 miles from the closest metropolitan market. Growth opportunities of The RoomStore format are being evaluated. The Company plans to expand this format as the appropriate markets are identified.

F. Other Factors Affecting the Business of the Company

Suppliers
     During the fiscal year ended February 29, 2000, the Company's ten largest suppliers accounted for approximately 35% of consolidated merchandise purchases. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for the types of merchandise sold in its stores. Neither the Company nor its officers or directors have an interest, direct or indirect, in any of its suppliers of merchandise other than minor investments in publicly held companies.

Service Marks, Trademarks and Franchise Operations
     The marks "Heilig-Meyers", "MacSaver", "MacSaver, design of a Scotsman", other marks acquired through various acquisitions and the Company's distinctive logo are federally registered service marks of the Company. The Company has registrations for numerous other trademarks and service marks routinely used in the Company's business.

     The mark "The RoomStore" is a federally registered service mark of the Company which was acquired in fiscal year 1997.

     These registrations can be kept in force in perpetuity through continued use of the marks and timely applications for renewal.

Seasonality
     Quarterly fluctuations in the Company's sales are insignificant.

Employees
     As of April 30, 2000, the Company employed approximately 16,478 persons full- or part-time in the Continental United States, of whom approximately 15,800 worked in the Company's stores, distribution centers and service centers, with the balance in the Company's corporate offices. The Company is not a party to any union contract and considers its relations with its employees to be good.

Foreign Operations and Export Sales
     The Company has no foreign operations and makes no export sales.

ITEM 2.  PROPERTIES

     As of April 30, 2000, 632 of the Company's stores are on a single level, with floor space devoted to sales as well as a warehouse primarily for merchandise being prepared for delivery and for items customers carry with them. The Heilig-Meyers stores are typically located away from the center of town. The remaining 240 stores generally are in older two- or three-level buildings in downtown areas. Usually there is no warehouse space in these older buildings, and the stores' warehouses are located in nearby buildings.

     As of April 30, 2000, the Company owned 73 of its Heilig-Meyers stores, six of its Heilig-Meyers distribution centers and the Fayetteville, North Carolina Service Center. The Company leases the remaining stores, the remaining distribution centers, its corporate headquarters located at 12560 West Creek Parkway, Richmond, Virginia and other office space. Rentals generally are fixed without reference to sales volume, although some leases provide for increased rent due to increases in taxes, insurance premiums or both. Some renewal options are tied to changes in the Consumer Price Index. Total rental payments for properties for the fiscal year ended February 29, 2000, were approximately $100,641,000. Most vehicles, a majority of the distribution centers' material handling equipment, and a majority of the Company's data processing equipment are also leased. The Company believes that its facilities are adequate at present levels of operations.


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



ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS


None.

                      Executive Officers of the Registrant

         The following table sets forth certain information with respect to the executive officers of the Company as of May 1, 2000:


                                          Positions with the Company
                                          or Occupation for the Past
                             Years with   Five Years and Other
     Name               Age  the Company  Information
-------------------------------------------------------------------------------
William C. DeRusha       50          31   Chairman of the Board since April
                                          1986. Chief Executive Officer since
                                          April 1984. Director since January
                                          1983.

Donald S. Shaffer        57          1    President and Chief Operating Officer
                                          since April 1999. Chairman and Chief
                                          Executive Officer, Western Auto Supply
                                          Company, a division of Sears, Roebuck
                                          and Company from December 1996 to
                                          December 1998. President and Chief
                                          Executive Officer, Sears Canada from
                                          January 1993 to November 1996.

James F. Cerza, Jr.      52         12    Executive Vice President, Operations
                                          since April 1995.

Roy B. Goodman           42         19    Executive Vice President, Chief
                                          Financial Officer since December 1998.
                                          Senior Vice President, Chief Financial
                                          Officer from July 1997 to December
                                          1998. Senior Vice President, Finance
                                          from April 1995 to July 1997.  Vice
                                          President, Secretary and Treasurer
                                          prior to April 1995.

William E. Helms         51         21    Executive Vice President, Puerto Rican
                                          Operations since August 1999.
                                          Senior Vice President, Corporate
                                          Expansion prior to August 1999.

Curtis C. Kimbrell, III  54         15    Executive Vice President,
                                          Merchandising since August 1999.
                                          Senior Vice President, Marketing from
                                          April 1998 to August 1999. Senior
                                          Vice President, Operations prior to
                                          April 1998.

Thomas F. Crump          43          7    Senior Vice President, Controller
                                          since July 1997.  Vice President,
                                          Controller, prior to July 1997.

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

         Fiscal Year          High           Low        Dividends
         -----------         ------         -----       ---------
   2000
         4th Quarter        $   3 5/8   $    2 5/16     $  .02
         3rd Quarter            5 5/16       3 5/8         .02
         2nd Quarter            8            5 5/16        .07
         1st Quarter            7 3/16       4 7/16        .07

   1999
         4th Quarter        $   8 7/16   $   6 1/16     $  .07
         3rd Quarter           11 1/4        5 5/8         .07
         2nd Quarter           14 5/16      11 3/8         .07
         1st Quarter           15 15/16     11 3/4         .07

     There were approximately 3,400 shareholders of record as of February 29, 2000.

     The Company has paid cash dividends in every year since fiscal 1976. The Board of Directors intends to continue its present policy of paying regular quarterly dividends when justified by the financial condition of the Company. The amount of future dividends, if any, will depend upon general business conditions, earnings, capital requirements and such other factors as the Board may deem relevant. The Company's payment of dividends is restricted, under certain covenants in loan agreements, to $19,785,000 plus 75% of net earnings adjusted for dividend payouts subsequent to February 29, 2000.


ITEM 6.  SELECTED FINANCIAL DATA
Fiscal Year                     2000(1)        1999(2)        1998(2)       1997(2)       1996
                                     (Dollar amounts in thousands except per share data)

Operations Statement Data:
Sales                      $2,038,143     $2,431,152     $2,160,223    $1,342,208     $1,138,506
Annual growth in sales          (16.2)%         12.5%          60.9%         17.9%          19.1%
Other income               $  259,509     $  295,206     $  309,513    $  250,911     $  220,843
Total revenues              2,297,652      2,726,358      2,469,736     1,593,119      1,359,349
Annual growth in revenues       (15.7)%         10.4%          55.0%         17.2%          18.0%
Costs of sales             $1,346,503     $1,637,901     $1,451,560    $  876,142     $  752,317
Gross profit margin              33.9%          32.6%          32.8%         34.7%          33.9%
Selling, general and
  administrative expense   $  762,176     $  907,913     $  828,105    $  526,369     $  436,361
Interest expense               62,997         75,676         67,283        47,800         40,767
Provision for doubtful
  accounts                     99,283        107,916        181,645        80,908         65,379
Store closing and other
  charges                          --             --         25,530            --             --
Loss on sale and write-down
  of assets held for sale     (63,052)            --             --            --             --
Provision (benefit) for
  income taxes                 22,284         (1,081)       (29,244)       21,715         23,021
Effective income tax rate        61.3%         (35.5)%        (34.7)%        35.1%          35.7%
Net earnings (loss)        $  (58,643)    $   (1,967)    $  (55,143)   $   40,185     $   41,504
Earnings (loss) margin           (2.9)%         (0.1)%         (2.6)%         3.0%           3.7%
Net earnings (loss) per share:
   Basic(3)                $    (0.97)    $    (0.03)    $    (0.98)   $     0.81     $     0.85
   Diluted(3)                   (0.97)         (0.03)         (0.98)         0.80           0.84
Cash dividends per share
  of common stock                0.18           0.28           0.28          0.28           0.28


Balance Sheet Data:
Total assets               $1,457,685     $1,947,752     $2,097,513    $1,837,158     $1,288,960
Average assets per store        1,609          1,559          1,674         1,946          1,800
Accounts receivable, net      143,132        254,282        392,765       380,879        518,969
Retained interest in
  securitized receivables
  at fair value               165,873        190,970        182,158       243,427             --
Inventories                   336,690        493,463        542,868       433,277        293,191
Property and equipment, net   290,252        400,686        398,151       366,749        216,059
Additions to property and
  equipment                    32,099         87,505         70,921        84,137         40,366
Short-term debt                72,963        377,486        282,365       256,413        207,812
Long-term debt                535,982        547,344        715,271       561,489        352,631
Average debt per store            672            740            796           866            783
Stockholders' equity          534,748        605,102        609,154       642,621        518,983
Stockholders' equity
  per share                      8.81          10.11          10.36         11.81          10.69



SELECTED FINANCIAL DATA, cont.

Fiscal Year                     2000(1)        1999(2)        1998(2)       1997(2)        1996
                                      (Dollar amounts in thousands except per share data)

Other Financial Data:
Working capital              $562,809       $380,333       $591,397      $550,137       $527,849
Current ratio                     2.7x           1.5x           1.8x          1.9x           2.4x
Debt to equity ratio             1.14x          1.53x          1.64x         1.27x          1.08x
Percentage of debt to debt
  and equity                     53.2%          60.4%          62.1%         56.0%          51.9%
Rate of return on average
  assets(4)                      (1.1)%          2.3%          (0.6)%         4.6%           5.4%
Rate of return on average
  equity                        (10.3)%         (0.3)%         (8.8)%         6.9%           8.2%
Number of stores                  906          1,249          1,253           944            716
Number of employees            17,424         23,352         24,374        19,131         14,383
Average sales per employee   $    100       $    103       $     99      $     84       $     83

Weighted average common shares outstanding (in thousands):
   Basic                       60,289         59,331         56,312        49,360         48,560
   Diluted                     60,289         59,331         56,312        50,146         49,604

Price range on common stock per share:
   High                      $  8           $ 15 15/16     $ 20          $ 24 1/8       $ 27 1/4
   Low                          2 5/16         5 5/8         11 15/16      12 5/8         13 1/2
   Close                        3 1/4          6 1/2         15 1/2        14 1/8         14


(1) Fiscal year 2000 results include the operating results of divested operations up thorugh the date of divestiture. See the description of such divestitures in the Notes to Consolidated Financial Statements.

(2) Operations statement data include operating results of acquisitions subsequent to the dates of acquisition. Balance sheet data include the financial position of acquisitions as of fiscal year ends subsequent to the dates of acquisition. See the description of such acquisitions in the Notes to Consolidated Financial Statements.

(3) The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements.

(4) Calculated using earnings before interest, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Overview
     Heilig-Meyers Company (the "Company") is the Nation's largest retailer of home furnishings and related items and currently operates under two business segments: Heilig-Meyers Furniture ("Heilig-Meyers") and The RoomStore. During the current fiscal year ended February 29, 2000 ("fiscal 2000"), the Company commenced a plan designed to divest of non-core operations. In connection with this plan, the Company divested of two previously reported business segments, Rhodes and Mattress Discounters, and certain stores within The RoomStore business segment that were located in the Chicago and Milwaukee markets, as more fully described below.
     The Heilig-Meyers division and The RoomStore division are considered the Company's core business. The Heilig-Meyers division locates its stores primarily in small towns and rural markets in the southern, mid-western and western Continental United States. The Heilig-Meyers division offers its customers a broad selection of competitively priced merchandise and approximately 70% to 80% of its sales have been made through the Company's installment credit program.
     The RoomStore division employs a room-packaging concept marketed to value-conscious families in large metropolitan markets including Texas, Baltimore, Maryland, Washington, D.C., Virginia and Portland, Oregon. The RoomStore division originated with the acquisition of stores in the central Texas region in February 1997 that operated under The RoomStore name.
     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets was being made. This review included the retention of third parties to advise on the possible divestiture of the Rhodes and Mattress Discounters divisions. The results of the divestiture activities are described in detail below.
     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. As a result of this sale, the Company recorded a pre-tax charge to earnings of $99.5 million ($64.5 million net of tax benefit) during the fiscal year ended February 29, 2000. Results for fiscal 2000 include operations of the Rhodes division through June 30, 1999.
     On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, 1999, the Company completed the transaction. The Company received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $11.4 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $7.7 million and assumed liabilities of approximately $2.9 million. This transaction resulted in a pre-tax gain of $138.5 million ($63.2 million net of tax) during fiscal 2000. Results for fiscal 2000 include operations of Mattress Discounters through August 6, 1999.
     On January 31, 2000, the Company sold substantially all of the assets of Guardian Products, Inc. The Company received $6.0 million in cash and a $5.1 million note receivable. This transaction resulted in a pre-tax loss of $0.2 million, however, the sale resulted in a $3.8 million loss after income taxes as a result of the Company's low tax basis in its investment.
     During the second quarter ended August 31, 1999, the Company announced its intent to exit the Chicago, Illinois, Milwaukee, Wisconsin and Puerto Rican markets, which are not considered to be part of the Company's core operations. Pursuant to this plan, the Company sold the assets related to 18 stores in the Chicago and Milwaukee markets (referred to throughout as The RoomStore - Chicago) in September 1999. This transaction resulted in a pre-tax loss of $46.6 million ($28.0 million net of tax benefit) during fiscal 2000. The Puerto Rican operations and the remaining three stores in the Chicago area are classified as net assets held for sale on the February 29, 2000 consolidated balance sheet with net assets totaling $125.9 million. The Company recorded a pre-tax charge of $55.2 million ($42.5 million net of tax benefit) to write down the associated assets to their estimated fair value, less costs to sell.

     On April 20, 2000, subsequent to the Company's fiscal year end, the sale of the Berrios division was completed. The total value of the transaction was in excess of $120.0 million, before transaction costs, of which $18.0 million was in the form of a seller's note and $12.0 million was in the form of excess working capital. The transaction will be recorded in the Company's first quarter ended May 31, 2000 and is not expected to have a significant effect on results of operations. Proceeds from the sale will be used to pay down debt obligations.
     The Company expects the disposition of the remaining assets held for sale to be completed within fiscal year 2001. Historical business segment information presented in management's discussion and analysis has been restated to reflect the current operating segments.

Results of Operations
     As a result of the divestitures of Rhodes, Mattress Discounters and the 18 stores in the Chicago and Milwaukee markets, total revenues for the year declined to $2,297.7 million from $2,726.4 million for the prior year. During the current fiscal year, the Company incurred pre-tax costs of $63.1 million ($75.7 million net of tax) associated with divestiture activities and the write down of assets held for sale. Including these costs, the Company reported a net loss of $58.6 million or $.97 per share for the year ended February 29, 2000. Absent these charges, net earnings for the year ended February 29, 2000, were $17.0 million, or $.28 per share. This compares to a net loss of $2.0 million or $.03 per share for the year ended February 28, 1999 ("fiscal 1999") and a net loss of $55.1 million, or $.98 per share for the year ended February 28, 1998 ("fiscal 1998"). Results for fiscal 2000 include operations of the Rhodes division through June 30, 1999, the Mattress Discounters division through August 6, 1999 and The RoomStore - Chicago division through August 31, 1999. On a pro forma basis, net earnings for those divisions which were under the Company's ownership for the full year increased 11.3% to $17.0 million in fiscal 2000 compared to $15.2 million in fiscal 1999. Pro forma revenues increased 3.1% to $2,007.2 million from the fiscal 1999 amount of $1,946.5 million and total costs and expenses increased 3.0% to $1,980.6 million from the fiscal 1999 amount of $1,922.5 million. Consolidated results of operations expressed as a percentage of sales are as follows:
                                                    Fiscal Year
                                     2000              1999              1998
                                     ----------------------------------------
Other income                         12.7%             12.1%             14.3%
Costs of sales                       66.1              67.4              67.2
Selling, general and
   administrative expense            37.4              37.3              38.3
Interest expense                      3.1               3.1               3.1
Provision for doubtful accounts       4.9               4.4               8.4
Store closing and other charges        --                --               1.2
Loss on sale of and write-
   down of assets held for sale      (3.1)               --                --
Loss before provision (benefit)
   for income taxes                  (1.8)             (0.1)             (3.9)
Provision (benefit) for
   income taxes                       1.1                --              (1.4)
Net loss                             (2.9)             (0.1)             (2.6)


     A significant component of the decrease in the loss reported in fiscal 1999 compared to fiscal 1998 relates to pre-tax charges of approximately $45.4 million recorded in fiscal 1998, which are more fully described below, and a $73.7 million decrease in the provision for doubtful accounts. Also contributing to the decrease was a $9.5 million increase in the earnings before interest and income taxes of the Mattress Discounters division, which had twelve months of operations in fiscal 1999 compared to seven months in fiscal 1998. The earnings before interest and income taxes of the Rhodes division, however, decreased by $38.5 million from fiscal 1998 to fiscal 1999. The remainder of the change is primarily due to an increase in interest expense and additional selling, general and administrative expenses recorded by the Heilig-Meyers division related to costs associated with corporate downsizing and early retirement benefits.

     The Company recorded charges during the fourth quarter of fiscal 1998 related to a plan (the "Profit Improvement Plan") to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. In connection with the Profit Improvement Plan, the Company recorded a pre-tax charge in the fourth quarter of fiscal 1998 of approximately $25.5 million, or 1.2% of sales. Related initiatives caused raw selling margins in the fourth quarter of fiscal 1998 to be negatively impacted by approximately $5.1 million, or 0.2% of sales, due to inventory liquidations. Also, approximately $14.8 million, or 0.7% of sales, in selling, general and administrative expenses were incurred in the fourth quarter of fiscal 1998 related to asset write-downs and other reserves.
     During fiscal 1999, the Company completed the store closing plan and the reorganization of the private label credit card program. Of the $19.5 million reserve balance in place at the end of fiscal 1998, $14.7 million was utilized during fiscal 1999, $2.6 million was utilized during fiscal 2000, with the remaining portion related to severance and lease obligations that will extend into fiscal 2001. Included in the fiscal 1999 results are operating losses of approximately $5.8 million incurred as these stores were closed. In the third quarter of fiscal 1999, the Company's private label credit card program was reorganized through the establishment of a new agreement with a third party to offer revolving credit financing to certain of the Company's customers. The Company is not responsible for servicing these accounts or for any related credit losses. The elimination of the previous program does not have a material impact on the Company's financial statements.

Revenues
     Consolidated sales for fiscal 2000 compared to the previous years are shown below:
                                                     Fiscal Year
                                       2000              1999              1998
                                 ----------------------------------------------
Sales (in thousands)             $2,038,143        $2,431,152        $2,160,223
Sales percentage increase
  (decrease) over prior period        (16.2)%            12.5%             60.9%
Portion of change from
  existing (comparable) stores          2.1               3.0               2.8
Portion of change from
  new (closed/divested) stores        (18.3)              9.5              58.1


     Sales from comparable stores are stores which were open for at least twelve months. During the current fiscal year the Company divested 236 Mattress Discounters stores and 96 Rhodes stores. The Company also closed 19 The RoomStore - Chicago stores and transferred three stores to Heilig-Meyers. Additionally, The RoomStore netted 11 new stores, stores within operations held for sale include one new store and Heilig-Meyers netted four closed stores. The following table shows a comparison of sales by division for the last three fiscal years:
                                           Fiscal Year
                         2000                  1999                  1998
               -----------------------------------------------------------------
                                  (Sales amounts in millions)

                  # of          % of    # of          % of    # of          % of
                Stores  Sales  Total  Stores  Sales  Total  Stores  Sales  Total
                ----------------------------------------------------------------
Heilig-Meyers      814 $1,309   64.2     815 $1,296   53.3     833 $1,269   58.8
The RoomStore       56    271   13.3      45    208    8.6      36    106    4.9
Operations held
   for sale         36    183    9.0      35    181    7.4      35    127    5.9
                ----------------------------------------------------------------
                   906  1,763   86.5     895  1,685   69.3     904  1,502   69.6
Divested operations:
The Room Store -
   Chicago          --     18     .9      22     51    2.1      22     46    2.1
Rhodes              --    151    7.4      96    457   18.8     102    479   22.2
Mattress
   Discounters      --    106    5.2     236    238    9.8     225    133    6.1
                ----------------------------------------------------------------
Total              906 $2,038  100.0   1,249 $2,431  100.0   1,253 $2,160  100.0
                ================================================================

     Sales in those divisions which were under the Company's ownership for the full fiscal year increased 4.7% to $1,762.8 million, compared to $1,684.4 million for fiscal 1999 and $1,502.3 million for fiscal 1998. As a result of the divestitures of Rhodes, Mattress Discounters and the 18 stores in the Chicago and Milwaukee markets, total sales for the year declined 16.2% to $2,038.1 million compared to sales of $2,431.2 million in fiscal 1999. The overall increase in sales in the divisions under the Company's ownership for the full fiscal year was attributable to an increase in operating units as well as a comparable store increase of 2.1%. As noted above, the overall growth rate in sales decreased in fiscal 2000 as compared to the two previous years. This trend is reflective of the fiscal 2000 divestitures and the current operating strategy of limiting new store growth in the Heilig-Meyers division. Sales in comparable stores decreased compared to the two previous years due to the divestiture activity during fiscal 2000. The impact of price changes on sales growth over the last three fiscal years has been insignificant.

Other income
     The Heilig-Meyers division and certain stores within operations held for sale offer installment credit as a financing option to its customers. The substantial majority of receivables generated by this program are transferred to a special purpose entity and provide a source of financing to the Company through an asset securitization program, which is more fully described in the Notes to the Consolidated Financial Statements. Included in other income is the compensation received by the Company for servicing these accounts, the finance and related income earned on the accounts that have not been securitized, and other income earned related to non-home furnishings merchandise. The stores in The RoomStore, Rhodes and Mattress Discounters divisions do not offer in-house credit programs and, accordingly, make limited contributions to the other income category.
     Other income for those divisions which were under the Company's ownership for the full year decreased to 13.9% of sales for fiscal 2000 from 15.6% of sales in fiscal 1999 and 18.1% of sales in fiscal 1998. This decreasing trend is primarily the result of sales growth in stores that do not offer the Company's in-house installment credit program. On a consolidated basis, other income was 12.7% of sales for fiscal 2000 compared to 12.1% and 14.3% in fiscal 1999 and 1998, respectively. The increase in consolidated other income as a percentage of sales in fiscal 2000 compared to fiscal 1999 is primarily the result of the divestiture of the Rhodes and Mattress Discounters divisions. The decrease in other income as a percentage of sales in fiscal 1999 compared to fiscal 1998 is primarily due to the growth in stores in which the installment credit program is not offered. The following table shows other income as a percentage of sales for each division:

                                                  Fiscal Year
                                    2000             1999              1998
                                    ---------------------------------------
Heilig-Meyers                       16.8%            18.2%             19.7%
The RoomStore                        1.2              1.8               1.1
Operations held for sale            12.8             13.0              16.3
                                    ---------------------------------------
                                    13.9             15.6              18.1
Divested operations:
The RoomStore - Chicago             21.3             19.8              18.2
Rhodes                               6.1              4.8               6.2
Mattress Discounters                  .1               .2                .2
                                    ---------------------------------------
     Consolidated                   12.7%            12.1%             14.3%
                                    =======================================

     The decrease in other income as a percentage of sales in fiscal 2000 compared to fiscal 1999 in the Heilig-Meyers division is due to an increase in the amount of receivables that have been securitized, the elimination of the previous revolving credit card program in fiscal 1999 and lower commissions earned on credit insurance products. Since the proceeds generated by the sale of accounts under the securitization program are used to reduce debt levels, the reduction in finance income is offset by lower interest expense. Additionally, the loss of other income from the revolving credit program is substantially offset by the elimination of administrative expenses associated with the servicing of those accounts as well as fees and commissions earned under the new revolving credit program.

     The decrease in other income as a percentage of sales in The RoomStore division in fiscal 2000 compared to fiscal 1999 is due to the concentration of total sales growth in stores that do not offer in-house credit programs.

Costs and expenses
     Costs of sales for those divisions which were under the Company's ownership for the full year were 65.9% of sales in fiscal 2000, and 66.5% and 66.3% in fiscal 1999 and 1998, respectively. On a consolidated basis, costs of sales decreased in fiscal 2000 to 66.1% of sales from 67.4% of sales in fiscal 1999 and 67.2% of sales in fiscal 1998. These decreases in costs of sales are primarily the result of cost reductions in administrative and overhead areas. The following table shows costs of sales as a percentage of sales for each division:

                                                   Fiscal Year
                                    2000              1999              1998
                                    ----------------------------------------
Heilig-Meyers                       66.2%             66.3%             66.6%
The RoomStore                       68.1              69.5              65.9
Operations held for sale            61.3              64.6              63.8
                                    ----------------------------------------
                                    65.9              66.5              66.3
Divested operations:
The RoomStore - Chicago             66.2              70.7              71.8
Rhodes                              70.6              72.6              70.5
Mattress Discounters                62.2              62.6              63.7
                                    ----------------------------------------
     Consolidated                   66.1%             67.4%             67.2%
                                    ========================================

     The costs of sales in the Heilig-Meyers division decreased slightly as a percentage of sales from fiscal 2000 as compared to fiscal 1999 and fiscal 1998. These decreases are a result of cost control efforts primarily in the warehouse and delivery areas.
     Costs of sales as a percentage of sales for The RoomStore division in fiscal 2000 decreased approximately 1.4% of sales from the prior year. This decrease was primarily due to an increase in raw selling margins.
     Selling, general and administrative expenses for those divisions which were under the Company's ownership for the full year were 37.7% of sales in fiscal 2000, and 38.0% and 40.3% of sales in fiscal 1999 and 1998, respectively. On a consolidated basis, selling, general and administrative expenses were 37.4% of sales in fiscal 2000, and 37.3% and 38.3% of sales in fiscal 1999 and 1998, respectively. The following table displays selling, general and administrative expenses as a percentage of the applicable division's sales:

                                                   Fiscal Year
                                    2000              1999              1998
                                    ----------------------------------------
Heilig-Meyers                       39.1%             39.4%             41.1%
The RoomStore                       29.0              29.7              33.8
Operations held for sale            40.4              37.0              37.8
                                    ----------------------------------------
                                    37.7              38.0              40.3
Divested operations:
The RoomStore- Chicago              75.6              49.1              57.5
Rhodes                              37.1              38.7              33.7
Mattress Discounters                26.9              27.9              26.3
                                    ----------------------------------------
     Consolidated                   37.4%             37.3%             38.3%
                                    ========================================

     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division in fiscal 2000 decreased approximately 0.3% of sales from the prior year as a result of decreases in advertising as well as salaries and related expenses. Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division in fiscal 1999 decreased approximately 1.7% of sales from 1998 as a result of asset write-downs and other reserves recorded in fiscal 1998 related to the Profit Improvement Plan. The remaining portion of the decrease is the result of corporate downsizing actions taken in late fiscal 1998 and other cost cutting programs aimed at reducing discretionary spending.

     The decreasing trend in selling, general and administrative expenses of The RoomStore division, as a percentage of sales, is primarily due to sales leverage gained from total sales growth and also reflects the lower cost structure of this division relative to the Heilig-Meyers division because The RoomStore division does not administer installment credit programs.
     Interest expense remained flat at 3.1% of sales in fiscal 2000, 1999 and 1998. Weighted average long-term debt decreased to $600.0 million in fiscal 2000 compared to $714.6 million in fiscal 1999 primarily due to the paydown of approximately $166.6 million of long-term debt in fiscal 2000. Weighted average long-term interest rates for fiscal 2000 increased to 8.2% from 7.7% during the prior year. Weighted average short-term debt decreased to $143.0 million in fiscal 2000 from $235.0 million in fiscal 1999. This decrease was the result of the use of proceeds from divestitures to paydown notes payable. Weighted average short-term interest rates increased to 7.1% compared to 6.2% in the prior year.
     The provision for doubtful accounts was 4.9% of sales in fiscal 2000 compared to 4.4% and 8.4% in fiscal 1999 and 1998, respectively. The increase in the provision for doubtful accounts as a percentage of sales in fiscal 2000 compared to fiscal 1999 is due to the reduction in the sales contribution of the Rhodes and Mattress Discounters divisions. The decrease in the provision as a percentage of sales in fiscal 1999 compared to fiscal 1998 is a result of charges totaling 4.1% of sales recorded in fiscal 1998 that did not recur in fiscal 1999. In fiscal 1998, the Company provided an additional $38.0 million for doubtful bankrupt accounts. The Company also provided for increased write-offs of approximately $36.3 million related to a more critical evaluation of accounts for write-off in fiscal 1998 and to cover the impact of transferring the servicing of accounts from stores that were designated to close. In addition, the Company provided $15.0 million in fiscal 1998 for an increase in estimated losses under the recourse provision of the Heilig-Meyers private label credit card program that was planned for reorganization.
     The volume of accounts declaring bankruptcy was $31.4 million in fiscal 2000 as compared to the prior two years of $35.3 million and $34.4 million.
     Write-offs and repossession losses for the on-balance sheet portfolio for fiscal years 2000, 1999 and 1998 were $95.0 million, $68.8 million and $106.0 million, respectively. Of these amounts, $1.1 million, $4.3 million and $21.2 million were for purchased accounts. Management believes that the allowance for doubtful accounts at February 29, 2000, is adequate.
     The Profit Improvement Plan implemented in fiscal 1998 has positively impacted the portfolio's credit loss performance. The stores that were closed in the past two years included many of the poorest performers related to credit losses. Management believes the elimination of these stores will continue to positively impact credit losses going forward. Over the past two fiscal years, the Company has implemented a credit scoring product that provides local store management with an enhanced tool for making better credit decisions. Looking forward to fiscal 2001, the Company plans to further refine its credit management effectiveness by implementing a centralized billing process for all installment credit customers. Additionally, the Company plans to implement centralized credit extension and collections in approximately 223 Heilig-Meyers stores.

Provision for Income Taxes
     Before divestiture activity, the effective income tax rate for fiscal 2000 was 36.3% compared to an income tax benefit of 35.5% in fiscal 1999 and 34.7% in fiscal 1998. For fiscal year 2000, the divestiture activity caused the provision for income taxes to be an expense of $22.3 million on a pre-tax loss of $36.4 million. Because the Company's tax basis in the Mattress Discounters division was minimal, the sale of the division resulted in a tax gain significantly in excess of the gain recorded for financial reporting purposes. The lower rate for fiscal 1998 compared to fiscal 1999 was primarily due to the loss incurred during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash position $52.2 million to $15.1 million at February 29, 2000 from $67.3 million at February 28, 1999, which was $18.5 million higher than the $48.8 million position at February 28, 1998.
     Net cash outflow from operating activities during fiscal 2000 was $0.8 million, compared to an inflow of $194.7 million in fiscal 1999. The prior year amount includes $159.3 million from the sale of accounts receivable through the Company's asset securitization program. Absent proceeds from securitizations, the Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers stores. During fiscal 1999, installment accounts receivable increased at a slower rate than the prior year period primarily due to the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan. During fiscal 1999, inventory decreased compared to an increase in the prior year period. The variation in the change in inventory between years is primarily the result of the closing of certain Heilig-Meyers stores pursuant to the Profit Improvement Plan, prior year purchases related to newly acquired stores and generally lower inventory levels compared to the prior year across all divisions.
     Investing activities produced cash flows of $266.8 million during the twelve months ended February 29, 2000 compared to negative cash flows of $87.1 million in the prior year period. The increase in cash flows from investing activities is primarily due to cash proceeds received from the divestitures of Rhodes, Mattress Discounters and the 18 stores in the Chicago and Milwaukee markets. In accordance with management's plan to slow the growth of the capital intensive Heilig-Meyers division and lower overall spending on capital projects, additions to property and equipment in fiscal 2000 decreased $36.1 million from fiscal 1999. The remaining portion of the decrease in additions to property and equipment was due to the divestitures previously mentioned. Additions to property and equipment during fiscal 1999 include the acquisition of properties and equipment totaling $46.9 million that were previously leased under operating lease agreements. During 1998 cash used for additions to property and equipment for fiscal 1998 resulted from the opening of 36 new Heilig-Meyers store locations and related support facilities as well as the remodeling and improvement of existing and acquired locations. Capital expenditures will continue to be financed by cash flows from operations and external sources of funds.
     Financing activities produced negative cash flows of $318.1 million during the twelve months ended February 29, 2000 compared to negative cash flows of $89.1 million in the prior year period. The increase in negative cash flows from financing activities in the current year is due to the payments of debt from the proceeds of the divestitures of Rhodes, Mattress Discounters and the 18 stores in the Chicago and Milwaukee markets. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the twelve months ended February 29, 2000. As of February 29, 2000, long-term notes payable with an aggregate principal amount of $175.0 million have been issued to the public under this Registration Statement. As of February 29, 2000, the Company had a $200.0 million revolving credit facility in place. This facility includes ten banks and had $72.3 million outstanding and $127.7 million undrawn as of February 29, 2000. On March 22, 2000, the Company obtained commitments, subject to final documentation requirements which were satisfied in May 2000, from its current bank group to extend its revolving credit facility as described in Note 7 that was set to expire in July 2000. The facility expiration date is set 364 days after the satisfaction of documentation requirements, and the facility contains certain provisions under which the facility expiration date may be extended to July 2001. As a result of the application of proceeds generated by the sale of the Berrios division, the committed amount of the facility was reduced from $200.0 million to $140.0 million. In addition, the Company pledged, within the provisions of certain other long-term debt agreements, certain assets as partial security.
     As a result of losses incurred during fiscal years 2000 and 1999, the Company amended its bank debt agreements in order to maintain covenant compliance.
     Total debt as a percentage of debt and equity was 53.2% at February 29, 2000, compared to 60.4% at February 28, 1999. The decrease in total debt as a percentage of debt and equity is primarily due to the paydown of debt from proceeds of divestitures as well as the write-down of assets held for sale. The current ratio was 2.7x at February 29, 2000, compared to 1.5x at February 28, 1999. The increase in the current ratio from February 28, 1999 to February 29, 2000 is primarily attributed to the paydown of debt and the reclassification of assets held for sale.
     In the event the Company's long term senior unsecured debt rating is reduced below BB- by Standard & Poor's or below Ba3 by Moody's Investors Service, Inc., the Company may need to reduce expenses or sell additional assets to provide a source of working capital of approximately $20.0 million which would otherwise be obtained under two asset securitizations, unless these securitizations are otherwise restructured. The Company expects that any such assets would be non-operational assets. As of May 26, 2000, the Company's long term senior unsecured debt is rated BB- by Standard & Poor's and Ba2 on watch for possible downgrade by Moody's Investors Service, Inc.

Other Information

Year 2000 Issue
     The Year 2000 issue arose because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four.
     Since the project's beginning in fiscal 1997, the Company has incurred approximately $3.0 million in expenses in updating its management information system to alleviate potential Year 2000 problems. These expenditures represent personnel costs related to software remediation of major impact systems, auditing costs, software upgrade costs, software testing costs, and contingency planning costs.
     To date the Company has not experienced any material difficulties due to the Year 2000 issue. The Company will continue to monitor its systems and address any issues that might arise. Management believes the Year 2000 compliance issue has been addressed properly by the Company to prevent any material adverse operational or financial impacts.

Forward-Looking Statements
     Certain statements included in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to extend credit to its customers, the costs and effectiveness of promotional activities, the Company's access to, and cost of, capital, the Company's ability to attract buyers and obtain satisfactory valuations for certain assets held for sale, and the successful implementation of the Company's credit centralization and merchandising management plans. Payments under guarantees of Rhodes leases or other obligations or the standby credit facility as a result of lower than expected Rhodes operating results or defaults by Rhodes could impact the outcome of forward looking statements. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



                                                                                                           Fair Value
(Amounts in thousands)          2001       2002       2003       2004       2005  Thereafter      Total    at 2/29/00
----------------------------------------------------------------------------------------------------------------------
Assets:
Other receivables           $ 44,376         --         --         --         --          --   $ 44,376      $ 44,376
 Average interest rate           5.5%        --         --         --         --          --        5.5%           --

Liabilities:
Notes payable               $ 72,257         --         --         --         --          --   $ 72,257      $ 72,257
 Average interest rate           7.9%        --         --         --         --          --        7.9%           --
Long-term debt
 Fixed rate                 $    157   $160,081     $   82   $200,083     $   83    $175,049   $535,535      $319,601
 Average interest rate           8.6%       9.1%       7.5%       7.9%       7.4%        7.6%       8.2%           --
 Variable rate              $     37   $      8                                                $     45      $     45
 Average interest rate           6.2%       6.0%        --         --         --          --        6.1%           --

Interest Rate Derivative
Financial Instruments
Relating to Asset
Securitizations:
 Pay fixed/receive variable $100,000         --         --         --         --          --   $100,000      $   (281)
 Average pay rate                7.0%        --         --         --         --          --        7.0%           --
 Average receive rate            5.9%        --         --         --         --          --        5.9%           --


ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

Fiscal Year                             2000              1999            1998
                                       ------            ------          ------
Revenues:
   Sales                           $2,038,143        $2,431,152      $2,160,223
   Other income                       259,509           295,206         309,513
                                   ----------        ----------      ----------
        Total revenues              2,297,652         2,726,358       2,469,736

Costs and expenses:
   Costs of sales                   1,346,503         1,637,901       1,451,560
   Selling, general and
     administrative                   762,176           907,913         828,105
   Interest, net                       62,997            75,676          67,283
   Provision for doubtful accounts     99,283           107,916         181,645
   Store closing and other charges         --                --          25,530
                                   ----------        ----------      ----------
        Total costs and expenses    2,270,959         2,729,406       2,554,123
                                   ----------        ----------      ----------

Loss on sale and write-down
   of assets held for sale            (63,052)               --              --
Loss before provision
   (benefit) for income taxes         (36,359)           (3,048)        (84,387)
Provision (benefit) for income taxes   22,284            (1,081)        (29,244)
                                   ----------        ----------      ----------
Net loss                           $  (58,643)       $   (1,967)     $  (55,143)
                                   ==========        ==========      ==========

Net loss per share:
   Basic                           $    (0.97)       $    (0.03)     $    (0.98)
                                   ===========       ===========     ==========
   Diluted                         $    (0.97)       $    (0.03)     $    (0.98)
                                   ===========       ===========     ==========

Weighted average common shares outstanding:

   Basic                               60,289            59,331          56,312
   Diluted                             60,289            59,331          56,312
                                   ==========         =========       =========

Cash dividends per share of common
     stock                         $     0.18        $     0.28       $    0.28
                                   ==========        ==========       =========


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)

February 29, (28),                                       2000             1999
                                                        ------           ------
Assets:
Current assets:
     Cash                                            $   15,073       $   67,254
     Accounts receivable, net                           143,132          254,282
     Retained interest in securitized
          receivables at fair value                     165,873          190,970
     Inventories                                        336,690          493,463
     Other current assets                               116,792          124,305
     Net assets held for sale                           125,917               --
                                                     ----------       ----------
          Total current assets                          903,477        1,130,274

Property and equipment, net                             290,252          400,686
Other assets                                            121,031           72,632
Excess costs over net assets acquired, net              142,925          344,160
                                                     ----------       ----------
                                                     $1,457,685       $1,947,752
                                                     ==========       ==========
Liabilities And Stockholders' Equity:
Current liabilities:
     Notes payable                                   $   72,257       $  210,000
     Long-term debt due within one year                     706          167,486
     Accounts payable                                   125,464          193,799
     Accrued expenses                                   142,241          178,656
                                                     ----------       ----------
          Total current liabilities                     340,668          749,941

Long-term debt                                          535,982          547,344
Deferred income taxes                                    46,287           45,365

Stockholders' equity:
     Preferred stock, $10 par value                          --               --
     Common stock, $2 par value (250,000
          shares authorized; 60,677 and
          59,861 shares issued and
          outstanding, respectively)                    121,354          119,722
     Capital in excess of par value                     240,871          242,346
     Unrealized gain on investments                       4,169            5,228
     Retained earnings                                  168,354          237,806
                                                     ----------       ----------
          Total stockholders' equity                    534,748          605,102
                                                     ----------       ----------
                                                     $1,457,685       $1,947,752
                                                     ==========       ==========


See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                   Number of                            Accumulated
                      Common              Capital in          Other                   Total
                      Shares      Common   Excess of  Comprehensive  Retained Stockholders'
                 Outstanding       Stock   Par Value  Income (Loss)  Earnings        Equity
-------------------------------------------------------------------------------------------
Balances at
 February 28, 1997    54,414    $108,828    $195,352      $10,797    $327,644     $642,621
  Net loss                --          --          --           --     (55,143)     (55,143)
  Change in
   unrealized gain
   on investments         --          --          --       (6,249)         --       (6,249)
                                                                                  --------
     Comprehensive loss                                                            (61,392)
  Cash dividends          --          --          --           --     (16,249)     (16,249)
  Common stock issued
   for acquisitions    4,279       8,558      34,578           --          --       43,136
  Exercise of stock
   options, net          115         230         650           --          --          880
  Other                   --          --          --           --         158          158
                     ----------------------------------------------------------------------
Balances at
 February 28, 1998    58,808     117,616     230,580        4,548     256,410      609,154
 Net loss                 --          --          --           --      (1,967)      (1,967)
 Change in
  unrealized gain
  on investments          --          --          --          680          --          680
                                                                                  --------
    Comprehensive loss                                                              (1,287)
 Cash dividends           --          --          --           --     (16,637)     (16,637)
 Common stock issued
  for acquisitions       931       1,862      11,336           --          --       13,198
 Exercise of stock
  options, net           122         244         430           --          --          674
                     ----------------------------------------------------------------------
Balances at
 February 28, 1999    59,861     119,722     242,346        5,228     237,806      605,102
 Net loss                 --          --          --           --     (58,643)     (58,643)
 Unrealized gain
  on investments          --          --          --       (1,059)         --       (1,059)
                                                                                  --------
    Comprehensive loss                                                             (59,702)
 Cash dividends           --          --          --           --     (10,809)     (10,809)
 Common stock issued
  for acquisitions       803       1,606      (1,537)          --          --           69
 Exercise of stock
  options, net            13          26          62           --          --           88
                     ----------------------------------------------------------------------
Balances at
 February 29, 2000    60,677    $121,354    $240,871      $ 4,169    $168,354     $534,748
                     ======================================================================

See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

Fiscal Year                                1999            1998            1997
                                       -----------------------------------------
Cash flows from operating activities:
 Net loss                             $ (58,643)      $  (1,967)      $ (55,143)

  Adjustments  to reconcile net loss
  to net cash provided (used) by
  operating activities:
    Depreciation and amortization        53,533          58,840          54,043
    Provision for doubtful accounts      99,283         107,916         181,645
    Store closing and other charges
     provision                               --              --          25,530
    Store closing and other charges
     payments                            (2,610)        (10,013)         (1,452)
    Loss, net of tax on sale and
     write-down of net assets held
     for sale                            75,656              --              --
    Other, net                              604          (2,527)          2,616
    Change in operating assets and
     liabilities, net of the effects
     of acquisitions:
      Accounts receivable              (107,762)         25,342        (195,141)
      Retained interest in securitized
       receivables at cost               24,038          (7,784)         50,533
      Inventories                        (2,065)         51,601         (77,115)
      Other current assets              (30,984)         10,050         (65,218)
      Accounts payable                  (17,601)         (9,819)         14,788
      Accrued expenses                  (34,271)        (26,958)         42,106
                                     -------------------------------------------
       Net cash provided (used)
        by operating activities            (822)        194,681         (22,808)
                                     -------------------------------------------

Cash flows from investing activities:
 Proceeds from sale of subsidiaries     284,688              --              --
 Acquisitions, net of cash acquired          --              --         (40,186)
 Additions to property and equipment    (32,099)        (87,505)        (70,921)
 Disposals of property and equipment      8,193          22,797          15,107
 Miscellaneous investments                6,008         (22,416)        (10,467)
                                     -------------------------------------------
       Net cash provided (used) by
        investing activities            266,790         (87,124)       (106,467)
                                     -------------------------------------------

Cash flows from financing activities:
 Issuance of stock                        1,632             697             912
 Proceeds from long-term debt                --              --         174,767
 Increase (decrease) in notes
  payable, net                         (137,743)        (50,000)        104,000
 Payments of long-term debt            (166,562)        (23,142)       (100,335)
 Debt structuring costs                  (4,667)             --              --
 Dividends paid                         (10,809)        (16,637)        (16,249)
                                     -------------------------------------------
       Net cash provided (used)
        by financing activities        (318,149)        (89,082)        163,095
                                     -------------------------------------------

Net increase (decrease) in cash         (52,181)         18,475          33,820
Cash at beginning of year                67,254          48,779          14,959
                                     -------------------------------------------
Cash at end of year                   $  15,073       $  67,254       $  48,779
                                     ===========================================


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations
     Heilig-Meyers Company and subsidiaries (the "Company") is a retailer of home furnishings that operated 906 stores as of February 29, 2000 of which 873 are located in 30 states and 33 are located in Puerto Rico. The Company operated two primary retail formats for the full current fiscal year as Heilig-Meyers Furniture ("Heilig-Meyers") and The RoomStore. During the current fiscal year the Company divested its Mattress Discounters and Rhodes Furniture divisions and sold the assets related to certain RoomStore operations in the Chicago, Illinois and Milwaukee, Wisconsin markets. Additionally, the Company announced its intention to divest the remaining operations in Chicago and the Puerto Rican operations. Data with respect to these operating segments has been separately reported herein.
     The Company's operating strategy includes offering a broad selection of home furnishings and bedding. The Heilig-Meyers format also offers consumer electronics, appliances, and floor coverings as well as an in-house installment credit program. The Company also offers third party private label credit card programs to provide financing to its customers.

Principles of Consolidation
     The consolidated financial statements include the accounts of Heilig-Meyers Company and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

Fiscal Year
     Fiscal years are designated in the consolidated financial statements by the calendar year in which the fiscal year ends. Accordingly, results for fiscal years 2000, 1999 and 1998 represent the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

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

Accounts Receivable
     Accounts receivable arise primarily from closed-end installment sales contracts used by customers to finance purchases of merchandise and services offered by the Company. These contracts are at fixed rates and terms with level payments of principal and interest. In accordance with trade practice, payments due after one year are included in current assets. Provisions for doubtful accounts are made to maintain an adequate allowance to cover anticipated losses. Credit operations are generally maintained at each store to evaluate the credit worthiness of customers and to manage the collection process. The Company reviews customer accounts on an individual basis in reaching decisions regarding methods of collection or write-off of doubtful accounts. Generally, accounts on which payments have not been received for six months or on which the Company has received a bankruptcy notice indicating an unsecured position are charged to the allowance for doubtful accounts. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which lessen credit risk.
     The Company also offers certain of its customers revolving credit through private label credit facilities with various commercial banks. Where applicable, provisions for recourse obligations are made to maintain an adequate allowance to cover anticipated losses.
     The Company operates its 906 stores throughout 30 states and Puerto Rico and, therefore, is not dependent on any given industry or business for its customer base and has no significant concentration of credit risk.

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

Excess Costs Over Net Assets Acquired
     Excess costs over net assets acquired are amortized over periods not exceeding 40 years using the straight-line method. The Company evaluates excess costs over net assets acquired for recoverability on the basis of whether goodwill is fully recoverable from projected, undiscounted net cash flows from operations of the related business unit. Impairment, should any occur, would be recognized by a charge to operating results and a reduction in the carrying value of excess costs over net assets acquired.

Stockholders' Equity
     The Company is authorized to issue 250,000,000 shares of $2 par value common stock. At February 29, 2000 and February 28, 1999, there were 60,677,000 and 59,861,000 shares outstanding, respectively. The Company is authorized to issue 3,000,000 shares of $10 par value preferred stock. To date, none of these shares have been issued.
     On February 10, 1998, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of Common Stock pursuant to a Shareholders' Rights Plan. The action replaced a similar plan expiring in fiscal 1998. The Rights are exercisable only after the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each Right would entitle its holder to purchase one-hundredth of a newly issued share of Cumulative Participating Preferred Stock, Series A, par value $10.00 per share (the "Series A Preferred Stock") at an initial price of $110, subject to adjustment. A total of 750,000 shares of Series A Preferred Stock have been reserved. Each share of Series A Preferred Stock will entitle the holder to 100 votes and has an aggregate dividend rate of 100 times the amount paid to holders of the Common Stock. Upon occurrence of certain events, each holder of a Right (other than those which are void pursuant to the terms of the plan) will become entitled to purchase shares of Common Stock having a value of twice the Right's then current exercise price in lieu of Series A Preferred Stock.

New Accounting Standards
     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by FASB Statement 137, is effective for fiscal years beginning after June 15, 2000. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.
     During fiscal year 2000, the Company adopted the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
     During the current fiscal year the Company also adopted the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Revenues and Costs of Sales
     Currently, revenue is generally recognized upon determination that merchandise is in stock, the establishment of a delivery date, and, if applicable, upon approval of consumer credit. Sales are presented net of returns. Historically, the effect of returns prior to shipment date has been immaterial. In December 1999 the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Effective March 1, 2000, the Company will change its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery in order to be consistent with the provisions of SAB 101. The pre-tax amount of the one-time non-cash charge to be recorded as of March 1, 2000 is estimated to be $24.0 to $29.0 million ($15.0 to $18.5 million after tax). The cumulative effect of the change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that has not been delivered to the customer as of February 29, 2000. This change in accounting will impact future interim and fiscal year reporting periods based on seasonal trends in sales and corresponding delivery cycles. However, there will be no impact on the Company's cash flows from operations as a result of this change.
     Other income consists primarily of finance and other income earned on accounts receivable. Finance charges were $214,098,000, $231,369,000, and $231,612,000 during fiscal 2000, 1999 and 1998, respectively. Finance charges are included in revenues on a monthly basis as earned. The Company sells substantially all of its service policies to third parties and recognizes service policy income on these at the time of sale. Revenue from service policies and extended warranty contracts retained by the Company are deferred and recognized over the life of the contract period. Costs of sales include occupancy and delivery expenses.

Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share also includes the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares are additional common shares (dilutive stock options) assumed to be earned.

Interest
     The Company has entered into several interest rate swap agreements ("swap agreements") as a means of managing its exposure to changes in interest rates. These agreements in effect convert a portion of the Company's floating rate debt and floating rate asset securitizations to fixed rates by exchanging floating rate payments for fixed rate payments. The differential to be paid or received on these agreements is accrued and is recognized as an adjustment to interest expense. The related amount of payable to or receivable from counterparties is recorded as an adjustment to accrued interest expense. Interest is presented net of interest income of $6.0 million for the year ended February 29, 2000.

(2) Expansion
--------------------------------------------------------------------------------

     On September 1, 1998, the Company acquired substantially all of the operating assets and liabilities of Guardian Products, Inc. ("Guardian"), a manufacturer of fabric protection and related products, in a transaction in which the shareholder of Guardian received 666,667 shares of the Company's common stock. Unless the Company's common stock traded for at least ten consecutive trading days during the period from September 1, 1998, through August 31, 1999, at a per share price of $15.00 or more, additional shares would be issued so that the acquisition price would equal $10 million divided by the average closing price per share for the Company's common stock for the ten trading days ending on August 31, 1999, or an earlier date if selected by the Company. In August 1999, the Company issued the former owner of Guardian an additional 802,592 shares of the Company's common stock in connection with this agreement. See Note 3 regarding the divestiture of Guardian.
     All acquisitions have been accounted for by the purchase method, and accordingly, operations subsequent to the respective acquisition dates have been included in the accompanying financial statements. Pro forma results of operations have not been presented because the effects were not significant. Other acquisitions completed during fiscal year 1999 are not discussed because they are not considered material to the consolidated financial statements.
     The Company amortizes the excess of purchase price over fair market value of net assets acquired on a straight-line basis over periods not exceeding 40 years. The unamortized excess of purchase price over the fair value of the net assets acquired for all acquisitions was $142,925,000 and $344,160,000, net of accumulated amortization of $30,431,000 and $38,248,000, at February 29, 2000 and February 28, 1999, respectively.


(3) Divestitures
--------------------------------------------------------------------------------

     On March 24, 1999, the Company announced that in an effort to substantially improve the overall financial position of the Company and to refocus on its core home furnishings operation, a review of strategic divestiture options of all non-core operating assets was being made. This review included the retention of third parties to advise on the possible divestiture of the Rhodes and Mattress Discounters divisions. The results of the divestiture activity is described in detail below.
     On June 15, 1999, the Company entered into a definitive agreement to sell its interest in its Rhodes division. The transaction was closed on July 13, 1999, with an effective date of July 1, 1999. Under the terms of the sale agreement the Company received $60.0 million in cash, a $40 million 10% pay-in-kind subordinated note receivable due 2004 (9.5% interest rate per annum for periods where interest is paid in cash) and an option to acquire a 10% equity interest in Rhodes Holdings, the acquiring entity. The Company also has the option to acquire an additional 10% equity interest if certain financial goals are achieved by Rhodes Holdings. The Company agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes after the closing, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility. In addition, under terms of the agreement, Rhodes assumed approximately $10 million in capital lease obligations. As a result of this sale, the Company recorded a pre-tax charge to earnings of $99.5 million ($64.5 million net of tax benefit) during the fiscal year ended February 29, 2000. Results for fiscal 2000 include operations of the Rhodes division through June 30, 1999.
     On May 28, 1999, the Company entered into a definitive agreement to sell 93% of its interest in its Mattress Discounters division, and on August 6, 1999, the Company completed the transaction. The Company received approximately $204 million in cash, subject to certain working capital adjustments, pay-in-kind junior subordinated notes valued at $11.4 million and retained a 7% equity interest in Mattress Discounters. The Company incurred costs related to the transaction of approximately $7.7 million and assumed liabilities of approximately $2.9 million. This transaction resulted in a pre-tax gain of $138.5 million ($63.2 million net of tax) during fiscal 2000. Results for fiscal 2000 include operations of Mattress Discounters through August 6, 1999.
     On January 31, 2000, the Company sold substantially all of the assets of Guardian Products, Inc. The Company received $6.0 million in cash and a $5.1 million note receivable. This transaction resulted in a pre-tax loss of $0.2 million, however, the sale resulted in a $3.8 million loss after income taxes as a result of the Company's low tax basis in its investment.

     During the second quarter ended August 31, 1999, the Company announced its intent to exit the Chicago, Illinois, Milwaukee, Wisconsin and Puerto Rican markets, which are not considered to be part of the Company's core operations. Pursuant to this plan, the Company sold the assets related to 18 stores in the Chicago and Milwaukee markets (referred to throughout as The RoomStore- Chicago) in September 1999. This transaction resulted in a pretax loss of $46.6 million ($28.0 million net of tax benefit) during fiscal 2000. The Puerto Rican operations and the remaining three stores in the Chicago area are classified as operations held for sale on the February 29, 2000 consolidated balance sheet with net assets totaling $125.9 million. The Company recorded a pre-tax charge of $55.2 million ($42.5 million net of tax benefit) to write down the associated assets to their estimated fair value, less costs to sell.
     The Company expects the disposition of the remaining assets held for sale to be completed during fiscal year 2001. See Note 18 regarding events subsequent to the balance sheet date.


(4) Store Closing and Other Charges
--------------------------------------------------------------------------------

     In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. The charge reduced 1998 net earnings by $16,683,000 or $.30 per share. The pre-tax charge is summarized as follows:

                                        Amount    Remaining       Amount    Remaining       Amount    Remaining
                                      Utilized      Reserve     Utilized      Reserve     Utilized      Reserve
                                       through        as of      through        as of      through        as of
                           Pre-Tax February 28, February 28, February 28, February 28, February 29, February 29,
(Amounts in thousands)      Charge        1998         1998         1999         1999         2000         2000
                          -------------------------------------------------------------------------------------
Severance                  $ 8,100      $1,452      $ 6,648      $ 5,150       $1,498       $  859       $  639
Lease & facility exit cost   7,680           -        7,680        4,386        3,294        1,752        1,542
Fixed asset impairment       7,250       2,117        5,133        5,133           --           --           --
Goodwill impairment          2,500       2,500            -            -           --           --           --
                          -------------------------------------------------------------------------------------
Total                      $25,530      $6,069      $19,461      $14,669       $4,792       $2,611       $2,181
                          =====================================================================================

     The Company completed the store closings, office downsizing, and private label credit card program reorganization associated with this plan during fiscal 1999. The substantial majority of the remaining reserves are expected to be utilized during fiscal 2001 with some amounts related to long-term lease obligations extending beyond fiscal 2001.
     Operations of stores closed during fiscal 1999 generated a net loss of $5.8 million on sales of $4.8 million. These amounts are reported in the fiscal 1999 statement of operations.
     Charges associated with actions taken during fiscal 1999 to close stores and related support facilities totaled $2.1 million. Because these charges were not associated with a comprehensive restructuring plan, this amount is reported as selling, general and administrative expense in the fiscal 1999 statement of operations.


(5)  Accounts Receivable and Retainted Interest in Securitized Receivables
--------------------------------------------------------------------------------

     Accounts receivable are shown net of an allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $26,453,000 and $42,745,000 and unearned finance income was $12,266,000 and $31,775,000 at
February 29, 2000 and February 28, 1999, respectively. Accounts receivable having balances due after one year were $39,954,000 and $64,496,000 at February 29, 2000 and February 28, 1999, respectively.

     As discussed in Note 1, the Company transfers the substantial majority of its installment accounts receivable to a Master Trust ("Trust") in exchange for certificates representing undivided interests in such receivables. Certificates that have been sold to third parties are as follows:

(Amounts in thousands)                    2000        1999
----------------------------------------------------------

Series 1997-1
   Senior class floating
    rate certificates                 $115,000    $100,000
Series 1998-1
   Class A 6.125% certificates         307,000     307,000
   Class B 6.35% certificates           61,000      61,000
   Floating rate collateral
      indebtedness interest             32,000      32,000
 Series 1998-2
   Class A floating rate certificates  230,000     230,000
   Class B floating rate certificates   50,000      50,000
   Floating rate collateral
      indebtedness interest             31,300      31,300
                                    ----------------------
                                      $826,300    $811,300
                                    ======================

     The weighted average rates in effect on the Series 1997-1 senior class certificates were 6.5% and 5.2% for fiscal 2000 and 1999, respectively. Unless extended, the commitment termination date related to the Series 1997-1 certificates is July 18, 2000. The weighted average rates in effect on the Series 1998-1 floating rate Collateral Indebtedness Interest were 6.2% and 6.3% for fiscal 2000 and 1999, respectively. With respect to the Series 1998-1 certificates, the final distribution date for the Class A certificates is scheduled to occur in December 2002, at which time the Class A certificate holders will begin to receive principal payments. The final distribution date for the Class B certificates is scheduled to occur in February 2003, at which time the Class B certificate holders will begin to receive principal payments provided that Class A certificates have been paid in full. The holder of the Collateral Indebtedness Interest will receive principal payments beginning one month subsequent to the final principal payment to Class B certificate holders. The weighted average rates in effect on the Series 1998-2 Class A floating rate certificates, Class B floating rate certificates and the floating rate Collateral Indebtedness Interest were 5.6%, 5.9% and 6.6%, respectively, for fiscal 2000, and 5.5%, 5.7% and 6.4%, respectively, for fiscal 1999. With respect to the Series 1998-2 certificates, the final distribution date for the Class A certificates is scheduled to occur in August 2001. The final distribution date for the Class B certificates is scheduled to occur in October 2001 provided that the Class A certificates have been paid in full. The holder of the Collateral Indebtedness Interest will receive principal payments beginning one month subsequent to the final payment to Class B certificate holders.
     The Company, through a bankruptcy-remote special purpose entity, retained the remaining undivided interests in the Trust's receivables. This remaining undivided interest is not available to the creditors of the Company. The Company will continue to service all accounts in the Trust. No servicing asset is recorded because contractual rates are at estimated market rates and are considered adequate compensation for servicing. The cost of retained interests is based on an allocation of the total cost of accounts securitized in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities." Quoted market prices are not available for these retained interests. The fair value of the contractually required and excess seller's interest is based on the present value of future cash flows associated with the underlying receivables. The fair value of the interest only strip is based on the present value of estimated future cash flows to be received in excess of contractually specified servicing fees less estimated losses, discounted at 12.5% over the estimated remaining term (13 months) of the underlying receivables. Retained interests are carried at fair value and are summarized below:

                                Unrealized  Unrealized
(Amounts in thousands)    Cost        Gain        Loss   Fair Value
                      ---------------------------------------------
February 29, 2000:
Contractually
   required seller's
   interest           $116,395      $5,257      $  --      $121,652
Excess seller's
   interest             13,551          --         --        13,551
Interest-only strip     28,991       1,679         --        30,670
                     ----------------------------------------------
                      $158,937      $6,936      $  --      $165,873
                     ==============================================
February 28, 1999:
Contractually
   required seller's
   interest           $112,967      $5,163      $  --      $118,130
Excess seller's
   interest             41,071          --         --        41,071
Interest-only strip     28,500       3,269         --        31,769
                     ----------------------------------------------
                      $182,538      $8,432      $  --      $190,970
                     ==============================================


(6) Property and Equipment
--------------------------------------------------------------------------------

     Property and equipment consists of the following:

                                         2000        1999
                                     ----------------------
                                     (Amounts in thousands)

Land and buildings                    $142,718    $184,127
Fixtures, equipment and vehicles       116,585     158,383
Leasehold improvements                 213,079     249,238
Construction in progress                 2,321      14,210
                                      --------------------
                                       474,703     605,958
Less accumulated depreciation          184,451     205,272
                                      --------------------
                                      $290,252    $400,686
                                      ====================


(7) Notes Payable and Long-Term Debt
--------------------------------------------------------------------------------

     As of February 29, 2000, the Company was in the final year of a five-year revolving credit facility set to expire on July 19, 2000. The facility, comprised of ten banks, provided for commitments totaling $200,000,000. See Note 18 regarding events subsequent to the balance sheet date.
     At February 29, 2000, the Company had $72,257,000 of outstanding short-term borrowings compared to $210,000,000 at February 28, 1999. The average interest rate on this debt was approximately 7.9% at February 29, 2000, and 5.7% and 6.2% at February 28, 1999 and 1998, respectively. The Company's maximum short-term borrowings were $222,221,000 during fiscal 2000 and $288,500,000 during fiscal 1999. The average short-term debt outstanding for fiscal 2000 was $142,258,000 compared to $235,018,000 for fiscal 1999. The approximate weighted average interest rates were 7.3%, 6.2% and 6.1% in fiscal 2000, 1999 and 1998, respectively. The revolving credit facility also supports various letters of credit relating to the Company's workers' compensation obligations and certain lease agreements. The outstanding amount of letters of credits totaled $44,106,000 and $29,200,000 as of February 29, 2000 and February 28, 1999,
respectively. There were no compensating balance requirements.

     Long-term debt consists of the following:

(Amounts in thousands)                    2000        1999
                                      --------------------
Shelf registration issues:
   7.60% unsecured notes due 2007     $175,000    $175,000
   7.88% unsecured notes due 2003      200,000     200,000
   7.40% unsecured notes due 2002      100,000     100,000

Other issues:
   Notes payable to insurance
      companies and banks, maturing
      through 2002, interest ranging
      from 5.74% to 11.99%, unsecured   60,000     225,000

   Notes, collateralizing industrial
      development revenue bonds,
      maturing through 2005, interest
      ranging from a floating rate of
      67% of prime to an 8.50% fixed
      rate                                 380         495

   Term loans, maturing through
      2007, interest ranging to 9.80%,
      primarily collateralized by
      deeds of trust                       200         830

   Capital lease obligations, maturing
      through 2009, interest ranging
      from 76% of prime to 12.80%        1,108      13,505
                                     ---------------------
                                       536,688     714,830
   Less amounts due within one year        706     167,486
                                     ---------------------
                                      $535,982    $547,344
                                     =====================

     Principal payments are due for the four years after February 28, 2001 as follows: 2002, $160,200,000; 2003, $209,000; 2004, $200,204,000; and 2005,
$204,000. The aggregate net carrying value of property and equipment collateralization at February 29, 2000, was $9,062,000. The Company has on file a shelf registration to issue up to $400,000,000 of common stock, warrants and debt securities. The $175,000,000 unsecured 7.60% notes due August 2007 were issued under the shelf registration with the remaining $225,000,000 unissued at February 29, 2000. During fiscal 1997, the Company issued $200,000,000 unsecured 7.88% notes due August 2003 and $100,000,000 unsecured 7.40% notes due February 2002 under a previous shelf registration.
     Notes payable to insurance companies and banks contain certain restrictive covenants. Under these covenants, the Company must maintain certain leverage, fixed charge and minimum net worth tests. As a result of the losses incurred during fiscal years 2000 and 1999, the Company obtained amendments to its bank debt agreements in order to maintain covenant compliance.
     During the fiscal year ended February 29, 2000, the Company obtained policy loans from an insurance company on life insurance policies owned by the Company. The outstanding balance of these loans was $22,680,000 as of February 29, 2000 and is netted against the cash surrender values of the related policies, which are included in other assets on the consolidated balance sheet. The Company has the right to offset these loans against the maturity or cancellation of the related policies and has no intention to repay these loans prior to February 28, 2001.
     Interest  payments  of  $72,739,000,  $77,743,000  and  $65,404,000  net of
capitalized interest of $213,000, $1,658,000 and $3,762,000 were made during fiscal 2000, 1999 and 1998, respectively.

(8) Income Taxes

     The provision (benefit) for income taxes consists of the following:

(Amounts in thousands)        2000        1999        1998
                           -------------------------------
Current:
   Federal                 $29,878    $(12,711)   $(21,250)
   State                     6,453      (1,910)     (4,911)
   Puerto Rico                (500)       (740)      2,238
                           -------------------------------
                            35,831     (15,361)    (23,923)
Deferred:
   Federal                 (14,474)      8,138      (2,178)
   State                    (2,025)      4,951        (573)
   Puerto Rico               2,952       1,191      (2,570)
                           -------------------------------
                           (13,547)     14,280      (5,321)
                           -------------------------------
                           $22,284    $ (1,081)   $(29,244)
                           ===============================

     The income tax effects of temporary differences that gave rise to significant portions of the net deferred tax liability as of February 29, 2000 and February 28, 1999, consist of the following:


(Amounts in thousands)                     2000        1999
                                      ---------------------
Deferred tax assets:
   Allowance for doubtful accounts     $ 12,002    $ 20,672
   Store closing and other charges           --       7,537
   Accrued liabilities                   38,183      13,318
   Alternative minimum tax credit
      carryforward                        1,713       2,689
   Federal tax credits                    4,247      10,429
   Net operating loss carryforward       10,000      26,539
   Other                                    509         806
   Restructuring costs                    8,380          --
                                      ---------------------
                                         75,034      81,990
                                      ---------------------
Deferred tax liabilities:
   Excess costs over net assets
     acquired                            55,662      60,135
   Accounts receivable                   18,655      28,034
   Depreciation                          13,278      13,339
   Asset securitizations                 20,624      20,625
   Inventory                              7,299       9,107
   Deferred revenues                        252       6,598
   Costs capitalized on constructed
      assets                              9,189       8,322
   Other                                  4,632       6,045
                                       --------------------
                                        129,591     152,205
                                       --------------------
                                       $ 54,557    $ 70,215
                                       ====================

Balance sheet classification:
   Other current liabilities           $  8,270    $ 24,850
   Deferred income tax liability         46,287      45,365
                                       --------------------
                                       $ 54,557    $ 70,215
                                       ====================

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is provided below:

                                2000        1999        1998
                              -------------------------------

Statutory federal income
   tax rate                    (35.0)%     (35.0)%     (35.0)%
State income taxes, net of
   federal income tax benefit    6.7        (3.8)       (2.8)
Tax credits                    (11.7)     (131.8)       (4.9)
Goodwill amortization and
   other, net                   14.8       135.1         8.0
Divestiture activity,
   permanent differences        86.5          --          --
                              -------------------------------
                                61.3%      (35.5)%     (34.7)%
                              ===============================

     Divestiture activity recorded in fiscal 2000 resulted in a pretax charge to earnings of $63,052,000 and a provision for income tax expense of $12,604,000. On a pro forma basis before divestiture transactions, the Company's effective tax rate would have been 36.3%.
     Federal and state income tax payments of $21,160,000, $5,762,000 and $8,427,000 were made during fiscal 2000, 1999 and 1998, respectively. As of February 29, 2000 the Company has an alternative minimum tax and other federal tax credit carryforwards of approximately $1,713,000 and $4,247,000, respectively. Net operating losses and tax credit carryforwards expire at various dates up through fiscal year 2018.


(9) Retirement Plans
--------------------------------------------------------------------------------

     During fiscal 1999, the Company adopted FASB No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which revised the Company's disclosure about pension and other postretirement benefit plans.
     The Company has a qualified profit sharing and retirement savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") and covers substantially all the Company's employees. Eligible employees may elect to contribute specified percentages of their compensation to the plan. The Company guarantees a dollar-for-dollar match on the first two percent of the employee's compensation contributed to the plan. The Company will make an additional matching contribution if and to the extent that four percent of the Company's estimated consolidated income before taxes exceeds the two percent dollar-for-dollar match described above. The Company may, at the discretion of its Board of Directors, make additional Company matching contributions subject to certain limitations. The plan may be terminated at the discretion of the Board of Directors. If the plan is terminated, the Company will not be required to make any further contributions to the plan and participants will become 100% vested in any Company contributions made to the plan. The plan expense recognized in fiscal 2000, 1999 and 1998 was $4,023,000, $3,958,000 and $3,052,000, respectively.
     In addition, a non-qualified supplemental profit sharing and retirement savings plan was established as of March 1, 1991, for the purpose of providing deferred compensation for certain employees whose benefits and contributions under the qualified plan are limited by the Code. The deferred compensation expense recognized in fiscal 2000, 1999 and 1998 was $425,000, $489,000 and $445,000, respectively.
     The Company has an executive income continuation plan which covers certain executive officers. The plan is intended to provide certain supplemental pre-retirement death benefits and retirement benefits to its key executives. In the event an executive dies prior to age 65 in the employment of the Company, the executive's beneficiary will receive annual benefits of 100% of salary for a period of two years and 50% of salary for a period of eight years. If the executive retires at age 65, either the executive or the executive's beneficiary will receive an annual retirement benefit of 20% to 25% of the executive's salary increased 4% annually for a period of 15 years. This plan is supported through the purchase of life insurance contracts covering the executives and owned by the Company. For fiscal years 2000 and 1999, the Company recognized expense of $720,000 and $540,000, respectively, and for fiscal year 1998 there was no charge to earnings.

     The responsibility for three employee benefit plans covering certain groups of employees of Rhodes, Inc. was assumed by the purchaser of the Rhodes division effective July 1, 1999. These plans included a qualified non-contributory defined benefit plan, a non-qualified unfunded defined benefit plan and a qualified defined contribution savings plan. During fiscal 1998, these three plans were amended in order to cease future benefit accruals and contributions. As of that date, no new participants could be added. As of February 29, 2000, the Company has no further financial obligations relating to these plans.
     The following tables represent activity in the qualified defined benefit plan:
                                                        2000           1999
                                                 --------------------------
                                                   (Amounts in thousands)
Change in projected benefit obligation:
   Projected benefit obligation at
     beginning of year                              $ 15,898       $ 15,280
   Interest cost                                         372          1,077
   Actuarial loss (gain)                                (283)           729
   Benefits paid                                        (372)        (1,188)
   Rhodes divestiture                                (15,615)            --
                                                    -----------------------
      Projected benefit obligation at end of year   $     --       $ 15,898
                                                    =======================
Change in plan assets:
   Fair value of plan assets at
     beginning of year                              $ 15,607       $ 15,205
   Actual return on plan assets                          423          1,590
   Benefits paid                                        (372)        (1,188)
   Rhodes divestiture                                (15,658)            --
                                                    -----------------------
      Fair value of plan assets at end of year      $     --       $ 15,607
                                                    =======================

   Funded status                                    $     --       $   (291)
   Unrecognized net transition asset                      --           (862)
   Unrecognized net actuarial loss                        --            389
                                                    -----------------------
      Accrued benefit cost                          $     --      $    (764)
                                                    =======================


                                             2000           1999           1998
                                          --------------------------------------
                                                  (Amounts in thousands)
Weighted-average assumptions at end of year:
   Discount Rate                             7.75%          7.25%          7.25%
   Expected return on plan assets            7.75%          7.25%          8.50%

Components of net periodic benefit cost:
   Service cost                           $    --        $    --        $   355
   Interest cost                              372          1,077          1,109
   Expected return on plan assets            (365)        (1,072)        (1,100)
   Amortization of transition asset           (66)          (197)          (197)
   Amortization of prior service cost          --             --              5
                                          --------------------------------------
      Charge (benefit) to operations      $   (59)       $  (192)       $   172
                                          ======================================

     Assets of the plan were generally invested in equities and fixed income instruments.
     There was no projected benefit obligation of the non-qualified pension plan at February 29, 2000. The projected benefit obligation of the non-qualified pension plan totaled $1,935,000 at February 28, 1999. There were no plan assets in the non-qualified plan due to the nature of the plan.

(10) Stock Options
--------------------------------------------------------------------------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by SFAS No. 123, "Accounting for Stock-Based Compensation" to provide pro forma information regarding net income and earnings per share.
     The 1983, 1990, 1994 and 1998 Stock Option Plans provide that key employees of the Company are eligible to receive common stock options (at an exercise price of no less than fair market value at the date of grant) and stock appreciation rights. Under these plans, approximately 9,594,000 shares have been authorized to be reserved for issuance. All options granted have ten-year terms. Certain options granted during fiscal year 2000 vest immediately while others vest and become fully exercisable after one year of continued employment. Options granted during fiscal years 1999 and 1998 immediately vested and became exercisable when granted.
     Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5%, 5.2% and 6.5%; a dividend yield of 1.5%; volatility factors of the expected market price of the Company's common stock of 50%, 48% and 46%; and a weighted-average expected option life of 3.93, 4.55 and 3.61 years.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                               2000           1999            1998
                         (Amounts in thousands, except per share data)
                         ---------------------------------------------
Pro forma net loss          $(59,102)       $(3,494)       $(55,837)
Pro forma loss per share:
      Basic                     (.98)          (.06)           (.99)
      Diluted                   (.98)          (.06)           (.99)


     A summary of the Company's stock option activity and related information for the years ended February 29, 2000, and February 28, 1999 and 1998 follows:

                                                     Weighted
                                                      Average
                                    Options    Exercise Price
                                  ---------    --------------
Outstanding at March 1, 1997      5,196,884            $15.55
Granted                              28,008             15.53
Exercised                          (116,435)             7.81
Forfeited                          (100,000)            15.63
                                  ---------            ------
Outstanding at February 28, 1998  5,008,457             15.98
Granted                             385,030              6.72
Exercised                          (122,155)             5.52
Forfeited                           (44,862)            17.55
                                  ---------            ------
Outstanding at February 28, 1999  5,226,470             15.53
Granted                             347,380              3.30
Exercised                                --                --
Forfeited                          (238,448)            15.83
                                  ---------            ------
Outstanding at February 29, 2000  5,335,402            $14.72
                                  =========            ======

Range of                             $3.06     $10.01     $17.01     $27.01
Exercise                              to         to         to         to
Prices                              $10.00     $17.00     $27.00     $35.06
                                    ------     ------     ------     ------
Options outstanding at
   February 29, 2000             2,067,514    689,898   2,565,990    12,000

Weighted averageremaining
   contract life,outstanding
   options                            4.21       6.98        3.95      3.94

Weighted average exercise
   price, outstanding
   options                          $ 7.58     $14.41      $20.46    $35.06

Options exercisable at
   February 29, 2000             2,027,514    689,898   2,565,990    12,000

Weighted average exercise
   price, exercisable
   options                          $ 7.63     $14.41      $20.46    $35.06

     Options exercisable at year end and the respective weighted average exercise prices were 5,295,402 at $14.79, 5,226,470 at $15.53 and 4,831,095 at
$15.96 for fiscal 2000, 1999 and 1998, respectively.
     The weighted average fair values of options granted were $1.35, $2.68 and $5.82 for fiscal 2000, 1999 and 1998, respectively.


(11) Commitments and Contingencies
--------------------------------------------------------------------------------

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

                                          2000        1999
                                     (Amounts in thousands)
                                     ----------------------
Land and buildings                     $ 6,426     $12,098
Fixtures and equipment                   1,221       2,164
                                     ----------------------
                                         7,647      14,262
Less accumulated depreciation
   and amortization                      4,565       7,095
                                     ----------------------
                                       $ 3,082     $ 7,167
                                     ======================

     Capitalized lease amortization is included in depreciation expense.
     Future minimum lease payments under capital leases and operating leases having initial or remaining noncancellable lease terms in excess of one year at February 29, 2000, are as follows:

                                       Capital   Operating
Fiscal Years                            Leases     Leases
                                     (Amounts in thousands)
                                     ---------------------
2001                                    $  616    $105,328
2002                                       191      95,400
2003                                       192      86,643
2004                                       171      78,737
2005                                       156      80,820
After 2005                                 135     396,672
                                       -------------------
Total minimum lease payments            $1,461    $843,600
                                                  ========
Less:
   Executory costs                          66
   Imputed interest                        287
                                        ------
Present value of minimum
   lease payments                       $1,108
                                        ======

     Total rental expense under operating leases for fiscal 2000, 1999 and 1998 was $125,414,000, $165,005,000 and $138,128,000, respectively. Contingent rentals and sublease rentals are negligible.
     Payments to affiliated entities under capital and operating leases were $285,000 for fiscal 2000, which included payments to limited partnerships in which the Company has equity interests. Lease payments to affiliated entities for fiscal 1999 and 1998 were $269,000 and $327,000, respectively.

Litigation
     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Based on the best information presently available, the Company believes that the disposition of these matters will not have a material effect on the financial statements.

Guarantees
     In connection with its sale of Rhodes, Inc., the Company has agreed to provide or guarantee a $20.0 million standby credit facility to Rhodes, which may only be drawn on in certain circumstances after utilization of availability under Rhodes' primary credit facility.


(12) Derivative Financial Instruments
--------------------------------------------------------------------------------

     The Company uses derivative financial instruments in the form of interest rate swap agreements primarily to manage the risk of unfavorable movements in interest rates. These convert floating rate notes payable to banks and floating rates on asset securitization agreements to fixed rates. The notional amounts of these swap agreements at February 29, 2000 and February 28, 1999, were as follows:
                                        2000        1999
                                    (Amounts in thousands)
                                    ----------------------
On notes payable and other            $     --    $ 74,000
On securitized receivables             100,000     145,000


     Interest rates that the Company paid per the swap agreements related primarily to notes payable were fixed at an average rate of 7.6% at February 28, 1999. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.2% at February 28, 1999. All of these agreements expired in fiscal 2000.
     Interest rates that the Company paid on swap agreements related to securitized receivables were fixed at an average rate of 7.0% and 6.9% at February 29, 2000 and February 28, 1999, respectively. The variable rates received per these agreements were tied to LIBOR or commercial paper rates and averaged 5.9% and 5.0% at February 29, 2000 and February 28, 1999, respectively. The remaining terms for these agreements are less than one year.
     Resulting changes in interest are recorded as increases or decreases to interest expense. The accrued interest liability is correspondingly increased or decreased.
     The Company believes its risk of credit-related losses resulting from nonperformance by a counterparty is remote. The amount of any such loss would be limited to a small percentage of the notional amount of each swap. As a means of reducing this risk, the Company as a matter of policy only enters into transactions with counterparties rated "A" or higher.
     The Company does not mark its swaps to market and therefore does not record a gain or loss with interest rate changes. Gains on disposals of swaps are recognized over the remaining life of the swap. Although there have been none to date, losses on disposals would be recognized immediately.
     All swaps are held for purposes other than trading.


(13) Financial Instruments
--------------------------------------------------------------------------------

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

     The estimated fair values of the Company's financial instruments at February 29, 2000 and February 28, 1999 are as follows:

                                            2000                    1999
                                    Carrying      Fair      Carrying      Fair
(Amounts in thousands)               Amount       Value      Amount       Value
                                   ---------------------------------------------
Assets:
   Cash                            $ 15,073    $ 15,073     $ 67,254    $ 67,254
   Accounts receivable, net         143,132     143,132      254,282     254,282
   Other receivables                 44,376      44,376       18,861      18,861
   Retained interest in
     securitized receivables        165,873     165,873      190,970     190,970

Liabilities:
   Accounts payable                 125,464     125,464      193,799     193,799
   Notes payable                     72,257      72,257      210,000     210,000
   Long-term debt                   535,580     319,646      701,325     572,362

Off-balance-sheet financial
 instruments:
   Interest rate swap agreements:
   Assets                                --          --           --          --
   Liabilities                           --        (281)          --       3,095


     The following methods and assumptions were used to estimate the fair value for each class of financial instruments shown above:

Cash, Accounts Receivable and Other Receivables
     The carrying amount approximates fair value because of the short-term maturity of these assets. Other receivables consist primarily of cash balances maintained in collateral accounts associated with the Company's accounts receivable securitization program.

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


Debt Securities

     As described in Note 3, the Company holds notes receivable in connection with its divestitures of Rhodes, Mattress Discounters and Guardian, all of which are classified as held to maturity. Accordingly, these investments are carried at amortized cost, which approximates fair value. The amortized costs, including accrued interest, of the notes receivable from Rhodes, Mattress Discounters and Guardian were $42,755,000, $11,729,000 and $5,100,000 as of February 29, 2000,
respectively, and are included in other assets on the consolidated balance sheet.

(14) Earnings (loss) per share
--------------------------------------------------------------------------------

     The Company was required to adopt in the fourth quarter of fiscal 1998 SFAS No. 128, "Earnings Per Share," which superceded APB Opinion No. 15. Earnings
(loss) per share for all periods presented have been restated to reflect the adoption of SFAS No. 128 which requires companies to present basic and diluted earnings (loss) per share, instead of primary and fully diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contingencies to issue common stock were exercised.
     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings (loss) per share computations:

(Amounts in thousands            2000        1999        1998
   except per share data)   ---------------------------------

Numerator:
   Net loss                  $(58,643)   $ (1,967)   $(55,143)

Denominator:
   Denominator for
    basic earnings (loss)
    per share - average
    common shares
    outstanding                60,289      59,331      56,312
   Effect of potentially
    dilutive stock options         --          --          --
   Denominator for
    diluted earnings
    (loss) per share           60,289      59,331      56,312

Basic EPS                    $  (0.97)   $  (0.03)   $  (0.98)
Diluted EPS                     (0.97)      (0.03)      (0.98)


     The computation for fiscal 2000 does not assume the conversion of outstanding options to purchase 5,335,000 shares of common stock at prices ranging from $3.06 to $35.06, with expiration dates between April 2000 and February 2010 since the result would be antidilutive to the loss from operations. Options to purchase 5,226,000 shares of common stock at prices ranging from $6.02 to $35.06, with expiration dates between February 2000 and February 2009 and 911,000 contingently issuable shares were outstanding during fiscal 1999, however, were excluded from the diluted EPS calculation since the result would be antidilutive to the loss from operations. Options to purchase 5,008,000 shares of common stock at prices ranging from $5.52 to $35.06, with expiration dates between January 1999 and June 2007 and 265,000 contingently issuable shares were outstanding during fiscal 1998, however, were excluded from the diluted EPS calculation since the result would be antidilutive to the loss from operations.

(15) Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

     The following is a summary of quarterly financial data for fiscal 2000 and 1999:

Three months ended                May 31    August 31      Nov. 30  Feb. 29(28)
--------------------------------------------------------------------------------
                                  (Amounts in thousands except per share data)
2000
Revenues                        $689,203     $572,950     $528,904     $506,595
Gross profit(                    214,768      169,289      162,151      145,432
Earnings (loss) before taxes     (99,641)      53,913        7,558        1,811
Net earnings (loss)(3)           (70,540)       2,842        4,739        4,316
Earnings (loss) per share of
 common stock(2)(3):
   Basic                           (1.18)        0.05         0.08         0.07
   Diluted                         (1.18)        0.05         0.08         0.07
Cash dividends per share of
 common stock                       0.07         0.07         0.02         0.02

1999
Revenues                        $668,939     $675,007     $728,209     $654,203
Gross profit(1)                  200,363      190,529      219,697      182,662
Earnings (loss) before taxes      15,872       13,761        9,896      (42,577)
Net earnings (loss)               10,194        8,758        6,274      (27,193)
Earnings (loss) per share of
 common stock(2):
   Basic                            0.17         0.15         0.11        (0.45)
   Diluted                          0.17         0.15         0.10        (0.45)
Cash dividends per share of
 common stock                       0.07         0.07         0.07         0.07


(1) Gross profit is sales less costs of sales.

(2) Total of quarterly earnings (loss) per common share may not equal the annual amount because net earnings (loss) per common share is calculated independently for each quarter.

(3) Fiscal year 2000 net earnings (loss) includes the gain (loss) on sale and write-down of assets held for sale of $(79,552) or $(1.33) per share in the first quarter, $649 or $0.01 per share in the second quarter and $3,247 or $0.05 per share in the fourth quarter.


(16) Segment Information
--------------------------------------------------------------------------------

     During fiscal year 2000 the Company changed the manner in which it reports operating segments. The Company operated two primary segments for the full fiscal year as Heilig-Meyers Furniture and The RoomStore. As discussed in Note 3, the Company has divested its Mattress Discounters and Rhodes divisions and has sold the assets related to 18 stores in the Chicago and Milwaukee markets which were previously part of The RoomStore division. Additionally, the Company announced its intention to divest of The RoomStore's remaining Chicago operations as well as its Puerto Rican operations, both of which are now reported within operations held for sale. Results for fiscal year 2000 include operations of the Rhodes division through June 30, 1999 and the Mattress Discounters division through August 6, 1999. Information for prior periods has been restated to reflect these changes. See Note 18 regarding events subsequent to balance sheet date.
     The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes 56 stores primarily operating in Texas, Oregon, Maryland and Virginia. Operations held for sale includes three stores in the Chicago area and 33 stores in Puerto Rico operating under the "Berrios" name, all of which were previously part of The RoomStore operating division. The RoomStore - Chicago division includes 18 stores that were located in Chicago and Milwaukee.
     The accounting  policies of the segments are the same as those described in
Note 1 to the Consolidated Financial Statements. The Company evaluates performance based on pre-tax earnings (loss) before interest and income taxes

(based upon generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

(Amounts in thousands)                       2000           1999           1998
--------------------------------------------------------------------------------

Revenues:
   Heilig-Meyers                       $1,528,356     $1,531,291     $1,518,415
   The RoomStore                          274,613        211,938        107,050
   Operations held for sale               206,181        203,768        148,132
                                       ----------     ----------     ----------
                                        2,009,150      1,946,997      1,773,597
   Divested operations:
   Rhodes                                 160,048        479,620        509,474
   Mattress Discounters                   106,733        238,648        132,183
   The RoomStore - Chicago                 21,721         61,093         54,482
                                       ----------     ----------     ----------
       Total revenues from external
          customers                    $2,297,652     $2,726,358     $2,469,736
                                       ==========     ==========     ==========

Earnings (loss) before interest and taxes:
   Heilig-Meyers                       $   60,471     $   66,159     $  (17,648)
   The RoomStore                           11,053          5,357          1,393
   Operations held for sale                14,175         13,673         11,488
                                       ----------     ----------     ----------
                                           85,699         85,189         (4,767)
   Divested operations:
   Rhodes                                  (2,390)       (29,279)         9,181
   Mattress Discounters                    11,650         22,971         13,479
   The RoomStore - Chicago                 (5,994)        (5,700)        (9,176)
   Intersegment earnings (loss)               725           (553)          (291)
                                       ----------     ----------     ----------
       Total earnings before interest
           and taxes                   $   89,690     $   72,628     $    8,426

   Store closing and other charges             --             --        (25,530)
   Interest expense                       (62,997)       (75,676)       (67,283)
   Loss on sale and write-down of
      assets held for sale                (63,052)            --             --
                                       ----------     ----------     ----------
      Consolidated loss before provision
         (benefit) for income taxes    $  (36,359)    $   (3,048)    $  (84,387)
                                       ==========     ==========     ==========

Depreciation and amortization expense:
   Heilig-Meyers                       $   40,392     $   35,564     $   32,740
   The RoomStore                            3,319          2,672          2,282
   Operations held for sale                 3,231          2,696          1,948
                                       ----------     ----------     ----------
                                           46,942         40,932         36,970
   Divested operations:
   Rhodes                                   3,918         12,468         13,998
   Mattress Discounters                     2,111          4,762          2,397
   The RoomStore - Chicago                    562            678            678
                                       ----------     ----------     ----------
      Total depreciation and
          amortization expense         $   53,533     $   58,840     $   54,043
                                       ==========     ==========     ==========

Capital expenditures:
   Heilig-Meyers                       $   18,307     $   53,135     $   51,069
   The RoomStore                            6,167          8,630          8,146
   Operations held for sale                 4,690          3,456          5,900
                                       ----------     ----------     ----------
                                           29,164         65,221         65,115
   Divested operations:
   Rhodes                                   1,665         12,784          3,381
   Mattress Discounters                     1,195          5,149          1,623
   The RoomStore - Chicago                     75          4,351            802
                                       ----------     ----------     ----------
      Total capital expenditures       $   32,099     $   87,505     $   70,921
                                       ==========     ==========     ==========

Total identifiable assets:
   Heilig-Meyers                       $1,238,136     $1,211,106     $1,366,556
   The RoomStore                           93,632         75,856         57,508
   Operations held for sale               125,917        206,268        197,293
                                       ----------     ----------     ----------
                                        1,457,685      1,493,230      1,621,357
   Divested operations:
   Rhodes                                      --        287,595        331,845
   Mattress Discounters                        --         97,481         93,033
   The RoomStore - Chicago                     --         69,446         51,278
                                       ----------     ----------     ----------
   Total identifiable assets           $1,457,685     $1,947,752     $2,097,513
                                       ==========     ==========     ==========

(17) MacSaver Financial Services
--------------------------------------------------------------------------------

     MacSaver Financial Services ("MacSaver"), is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of the Company. In connection therewith, MacSaver generally acquires and holds the aggregate principal amount of installment credit accounts generated by the Company's operating subsidiaries, and issues and carries substantially all of the Company's notes payable and long-term debt. MacSaver also transfers the substantial majority of its installment accounts receivable, through a wholly-owned subsidiary, to a Master Trust which issues certificates representing undivided interests in such receivables (See Notes 1 and 5). Substantially all of the net revenues generated by MacSaver are pursuant to operating agreements with the Company and certain of its wholly-owned subsidiaries. In June 1997, the Company and MacSaver filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400,000,000 aggregate principal amount of securities.
     MacSaver has issued $175,000,000 in aggregate principal amount of its notes at 7.60% due 2007. In fiscal 1997, MacSaver issued $300,000,000 in aggregate principal amount of its notes under a previous Registration Statement filed jointly by the Company and MacSaver; $200,000,000 at 7.88% due 2003 and $100,000,000 at 7.40% due 2002. These notes are unconditionally guaranteed as to payment of principal and interest by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to holders of the debt securities. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

MacSaver Financial Services
Summarized Statements of Operations

                           Twelve months ended February 29, (28),
                                 2000          1999          1998
                           --------------------------------------
                                  (Amounts in thousands)

Net revenues                 $289,644      $302,418      $267,386
Operating expenses            252,691       252,699       292,493
                           --------------------------------------
Earnings (loss) before
   taxes                       36,953        49,719       (25,107)
                           --------------------------------------
Net earnings (loss)          $ 24,020      $ 32,317      $(16,320)
                           ======================================


MacSaver Financial Services
Summarized Balance Sheets
                                        February 29, (28),
                                          2000        1999
                                     ---------------------
(Amounts in thousands)
Current assets                        $ 53,332  $   57,148
Accounts receivable, net               119,953     145,211
Retained interest in securitized
   receivables at fair value           165,873     190,970
Due from affiliates                    485,639     716,867
                                     ---------------------
   Total assets                       $824,797  $1,110,196
                                     =====================

Current liabilities                   $ 18,134  $  188,750
Notes payable                           72,257     210,000
Long-term debt                         535,000     535,000
Stockholder's equity                   199,406     176,446
                                     ---------------------
   Total liabilities and
   stockholder's equity               $824,797  $1,110,196
                                     =====================

(18) Subsequent Events
--------------------------------------------------------------------------------

     On March 22, 2000, the Company obtained commitments, subject to final documentation requirements, from its current bank group to extend its revolving credit facility as described in Note 7 that is currently set to expire in July 2000. The facility expiration date will be set 364 days after the satisfaction of documentation requirements and will contain certain provisions under which the facility may be extended to July 2001. Upon application of proceeds generated by the sale of the Berrios division, the Company expects the committed amount of the facility to be reduced from the current level of $200.0 million to approximately $140.0 million. In addition, the Company expects to pledge, within the provisions of certain other long-term debt agreements, certain assets as partial security.
     On April 20, 2000, the sale of the Berrios division was completed. The total value of the transaction was in excess of $120.0 million, before transaction costs, including seller's notes with a face value of $18.0 million and excess working capital of approximately $12.0 million. The transaction will be recorded in the Company's first quarter ended May 31, 2000 and is not expected to have a significant effect on results of operations. Proceeds from the sale will be used to pay down debt obligations.

Independent Auditors' Report

To the Stockholders and Board of Directors
Heilig-Meyers Company
Richmond, Virginia

     We have audited the accompanying consolidated balance sheets of Heilig-Meyers Company and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heilig-Meyers Company and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Richmond, Virginia
March 22, 2000
(April 20, 2000 as to the sale of the Berrios division described in Note 18).

ITEM 9. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE

  None.

                                    PART III

    With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 15, 2000 (the "2000 Proxy Statement"), is not to be deemed filed as a part of this Report.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2-4 of the 2000 Proxy Statement.
    The information concerning the Company's executive officers required by this
Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."
    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on pages 4-5 of the 2000 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" appearing on pages 6-7 of the 2000 Proxy Statement, "Executive Supplemental Retirement Plan" and "Executive
Severance Plan" appearing on page 13 of the 2000 Proxy Statement, and "Director's Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 13-14 of the 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 1-4 of the 2000 Proxy Statement and "Principal Shareholders" appearing on page 15 of the 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections entitled "Principal Shareholders" appearing on pages 15-16 of the 2000 Proxy Statement and the last paragraph under the section entitled "Election of Directors" on page 4.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS on FORM 8-K

      (a)  1.   Financial Statements

         The  following   consolidated  financial  statements  of  Heilig-Meyers
         Company and Subsidiaries included in the registrant's 2000 Annual Report to Shareholders are included in Item 8 herein:

             Independent Auditors' Report

             Consolidated Balance Sheets -
               February 29, 2000 and February 28, 1999

             Consolidated Statements of Operations -
               Year Ended February 29, 2000,
               Year Ended February 28, 1999, and
               Year Ended February 28, 1998

             Consolidated Statements of Stockholders' Equity -
               Year Ended February 29, 2000,
               Year Ended February 28, 1999, and
               Year Ended February 28, 1998

             Consolidated Statements of Cash Flows -
               Year Ended February 29, 2000,
               Year Ended February 28, 1999, and
               Year Ended February 28, 1998

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

      (a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

             See INDEX TO EXHIBITS

      (b) Reports on Form 8-K Filed During Last Quarter of Year Ended February 29, 2000.

             There were no Current Reports on Form 8-K filed during the last quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEILIG-MEYERS COMPANY


       Date:  May 30, 2000                by  /s/William C. DeRusha
                                          -------------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Date:  May 30, 2000                /s/William C. DeRusha
                                          ---------------------
                                          William C. DeRusha
                                          Chairman of the Board
                                          Principal Executive Officer
                                          Director


       Date:  May 30, 2000                /s/Roy B. Goodman
                                          -----------------
                                          Roy B. Goodman
                                          Executive Vice President
                                          Principal Financial Officer


       Date:  May 30, 2000                /s/Thomas F. Crump
                                          ------------------
                                          Thomas F. Crump
                                          Senior Vice President,
                                          Controller


       Date:  May 30, 2000                /s/Alexander Alexander
                                          ----------------------
                                          Alexander Alexander, Director


       Date:  May 30, 2000                /s/Robert L. Burrus, Jr.
                                          ------------------------
                                          Robert L. Burrus, Jr., Director


       Date:  May 30, 2000                /s/Beverley E. Dalton
                                          ---------------------
                                          Beverley E. Dalton, Director


       Date:  May 30, 2000                /s/Benjamin F. Edwards, III
                                          ---------------------------
                                          Benjamin F. Edwards, III, Director


       Date:  May 30, 2000                /s/Robert M. Freeman
                                          --------------------
                                          Robert M. Freeman, Director

       Date:  May 30, 2000                /s/Lawrence N. Smith
                                          --------------------
                                          Lawrence N. Smith, Director


       Date:  May 30, 2000                /s/Eugene P. Trani
                                          ------------------
                                          Eugene P. Trani, Director


       Date:  May 30, 2000                /s/L. Douglas Wilder
                                          --------------------
                                          L. Douglas Wilder, Director


                     HEILIG-MEYERS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)


Column A       Column B           Column C                    Column D            Column  E
--------       ---------  -------------------    ------------------------------   ---------

                                                Write-off             Reclassed/
               Balance at   Charged   Charged      and     Purchased    Sold      Balance
               Beginning   To Costs   To Other Repossession Accounts   Accounts   at Close
Description    of Period  & Expenses  Accounts    Losses   Receivable Receivable  of Period
-------------------------------------------------------------------------------------------
Allowance for
 Doubtful Accounts:

Year Ended
 February 29,
 2000          $42,745     $ 99,618  $ 3,587 (A) $ 55,892  $ 2,161(D)  $41,819    $26,453
                                     $  (224)(B)                       $19,401(C)
Year Ended
 February 28,
 1999          $60,306     $108,216  $ 3,470 (A) $ 68,779  $ 4,295(D)  $47,947    $42,745
                                     $(8,226)(B)
Year Ended
 February 28,
 1998          $41,120     $181,136  $ 1,817 (A) $106,029  $21,156(D)  $38,148    $60,306
                                     $ 1,566 (B)


(A)  Represents  recoveries  on accounts  previously  written off.
(B)  Allowance applicable  to purchased  accounts  receivable.
(C) Related to Berrios balance which was classified as assets held for sale as of February 29, 2000 and subsequently sold on April, 20 2000.
(D) Deductions from reserve applicable to purchased accounts receivable, as follows:

                                           2000          1999          1998
                                         --------      --------      ------

Write-offs of Uncollectible Accounts     $ 2,161       $ 4,295       $21,156


Index to Exhibits

2. Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

          a. Agreement of Sale dated as of April 19, 2000 among HMPR, Inc., MacManufacturing, Inc., the Registrant, Empresas Berrios, Inc. and Empresa Manufacturera, Inc. filed as Exhibit 2.1 to the Registrant's Amended Current Report on Form 8-K/A filed May 8, 2000 (No. 1-8484) is incorporated herein by this reference.

          b. Transaction Agreement among the Registrant, Heilig-Meyers associates, Inc. and MD Acquisition Corporation dated as of May 28, 1999, as amended by Amendment No. 1 thereto dated as of July 14, 1999 and Amendment No. 2 dated as of July 29, 1999, filed as
               Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on August 23, 1999 (No. 1-8484) is incorporated herein by this reference.

          c. Stock Purchase Agreement among the Registrant, Rhodes Holdings, Inc. and Rhodes Holdings II, Inc. dated as of June 15, 1999, as amended by the First Amendment thereto dated as of July 13, 1999, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 28, 1999 (No. 1-8484) is incorporated herein by this reference.

3.       Articles of Incorporation and Bylaws.

          a.   Registrant's  Restated  Articles  of  Incorporation,  as amended, filed as Exhibit 3a to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is hereby incorporated by this reference.

          b.   Bylaws  of  Registrant  as  Amended  December  16,1999,  filed as
               Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, are incorporated herein by this reference.

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

10.      Material Contracts

          a. Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No.1-8484) is incorporated herein by this reference.*

          b. Amendment dated September 15, 1989 to the Deferred Compensation Agreement between Robert L. Burrus, Jr. and the Registrant filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No.1-8484) is incorporated herein by this reference.*

          c. Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 (No. 1-8484) is incorporated herein by this reference.*

          d. Amendment dated September 15, 1989 to Deferred Compensation Agreement between Lawrence N. Smith and the Registrant filed as
               Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          e. Employees Supplemental Profit-Sharing and Retirement Savings Plan, adopted effective as of March 1, 1991, amended and restated effective as of January 1, 1999. filed as exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (No. 1-8484) is incorporated herein by this reference.*

          f. Registrant's 1983 Stock Option Plan, as amended, filed as Exhibit C to Registrant's Proxy Statement dated May 9, 1988 (No. 1-8484) for its Annual Meeting of Stockholders held on June 22, 1988 is incorporated herein by this reference.*

          g. Amendments to registrant's 1983 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          h. Registrant's 1990 Stock Option Plan, as amended, filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          i. Registrant's 1994 Stock Option Plan, as amended, filed as Exhibit A to Registrant's Proxy Statement dated May 3, 1994 (No. 1-8484) for its Annual Meeting of Stockholders held on June 15, 1994 is incorporated herein by this reference.*

          j. Registrant's Executive Severance Plan effective as of September 15, 1989 filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (No. 1-8484) is incorporated herein by this reference.*

          k. Form of Executive Supplemental Retirement Agreement between the Registrant and William C. DeRusha dated January 1, 1996 filed as
               Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

          l. Form of Executive Supplemental Retirement Agreement between the Registrant and each of James F. Cerza, Jr. and James R. Riddle dated January 1, 1996 filed as Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

          m.   Employment  Agreement made as of November 1, 1996 between William
               C. DeRusha and the Registrant filed as Exhibit 10(bb) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference. *

          n.   The  following  Agreements  filed as Exhibits 10 (ii)  through 10
               (kk) to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991 (No. 1-8484) are incorporated herein by this reference:

                  (1) Employment Agreement dated April 10, 1991 between James C. Cerza, Jr. and the Registrant.*

                  (2) Employment Agreement dated April 10, 1991 between James R. Riddle and the Registrant.*

          o. Carve Out Life Insurance Plan filed as Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (No. 1-8484) is incorporated herein by this reference.*

          p. Amendment, dated as of August 18, 1993, to the Heilig- Meyers Company Severance Plan filed as Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          q.   Letter  Agreement,  dated  August 26, 1993,  amending  employment agreement  between  James R. Riddle and the  Registrant  filed as
               Exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          r.   Letter  Agreement,  dated  August 26, 1993,  amending  employment agreement  between  James F.  Cerza and the  Registrant  filed as
               Exhibit 10(nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (No. 1-8484) is incorporated herein by this reference.*

          s. $400,000,000 Credit Agreement dated July 18, 1995 (the "Credit Facility") among MacSaver Financial Services, Inc., as Borrower; the Registrant, as Guarantor; and Wachovia Bank of Georgia, N.A., as Administrative Agent, as amended by the First Amendment and Restatement of Credit Agreement dated May 14, 1996 filed as
               Exhibit 10 (pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (No. 1-8484) is incorporated herein by this reference.

          t. Amended and Restated Merchant Agreement by and between Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997 filed as Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (No. 1-8484) is incorporated herein by this reference.

          u. First Amendment and Restatement of Credit Agreement dated as of May 14, 1996, filed as Exhibit 10(oo) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

          v. Second Amendment and Restatement of Credit Agreement dated as of January 8, 1997, filed as Exhibit 10(pp) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

          w. Third Amendment and Restatement of Credit Agreement dated as of May 23, 1997, filed as Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

          x. Amendment No. 4 to the Credit Facility, dated as of November 30, 1997 filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, is incorporated herein by this reference.

          y. Amendment No. 5 to the Credit Facility dated as of April 22, 1998, filed as Exhibit 10(ss) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, is incorporated herein by this reference.

          z. Amended and Restated Guaranty by the Registrant, dated as of May 9, 1997, of certain obligations under the Amended and Restated Merchant Agreement by and among Beneficial National Bank USA, HMY RoomStore, Inc. and Rhodes, Inc., dated as of May 9, 1997, filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, is incorporated herein by this reference.

          aa. Amendment No. 6 to the Credit Facility dated as of February 24, 1999 filed as Exhibit 10(uu) to Registrant's Annual Report on
               Form 10-K for the fiscal year ended February 28, 1999 (No. 1-8484) is incorporated herein by this reference.

          bb. Amendment No. 7 to the Credit Facility dated as of April 15, 1999 filed as Exhibit 10(vv) to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (No. 1-8484) is incorporated herein by this reference.

          cc. Employment Agreement dated as of September 22, 1999 between Donald S. Shaffer and the Registrant filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999 (No. 1-8484) is incorporated herein by this reference.*

          dd. Heilig-Meyers Company Director Stock Ownership Plan as amended effective July 1, 1999 filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999 (No. 1-8484) is incorporated herein by this reference.

          ee. Heilig-Meyers Company Severance Plan 1999 Amendment and Restatement filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999 (No. 1-8484) is incorporated herein by this reference.*

          ff. Amendment No. 8 to the Credit Facility dated as of September 24, 1999 filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999 (No. 1-8484) is incorporated herein by this reference.*

          gg.  Amendment No. 9 to the Credit Facility dated May 25, 2000.


21.      Subsidiaries of Registrant.


23.      Consents of experts and counsel.

          a. Consent of Deloitte & Touche LLP to incorporation by reference of Accountants' Reports into Registrant's Registration Statements on Forms S-8 and S-3.


27.      Financial Data Schedule


* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.