Form 10-Q
period 2000-05-31
HEILIG MEYERS CO
filed 2000-07-17
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 2000              or
                               --------------------------------------

----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to                  .
                               ----------------    -----------------
Commission file number                       #1-8484                .
                       ---------------------------------------------
                     Heilig-Meyers Company                          .
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

  Virginia                                               54-0558861
--------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

12560 West Creek Parkway, Richmond, Virginia            23238       .
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 3, 2000.

        60,676,773 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX



                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three Months Ended May 31, 2000
            and May 31, 1999 (Unaudited)                               3

            Consolidated Balance Sheets as of May 31, 2000
            (Unaudited) and February 29, 2000 (Audited)                4

            Consolidated Statements of Cash Flows for
            Three Months Ended May 31, 2000 and
            May 31, 1999 (Unaudited)                                   5

            Notes to Consolidated Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             12

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                               18

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          19

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)




                                                  Three Months Ended
                                                        May 31,
                                                  -------------------
                                                   2000         1999
                                                   ----         ----
Revenues:
  Sales                                          $418,786     $618,492
  Other income                                     57,277       70,711
                                                 --------     --------
    Total revenues                                476,063      689,203
                                                 --------     --------
Costs and Expenses:
  Costs of sales                                  275,731      400,229
  Selling, general and administrative             163,859      231,320
  Interest, net                                    11,275       19,733
  Provision for doubtful accounts                  20,647       23,872
                                                 --------     --------
    Total costs and expenses                      471,512      675,154
                                                 --------     --------

  Write-down of assets held for sale                   --     (113,690)

Earnings (loss) before provision (benefit) for
  income taxes and cumulative effect of a change
  in accounting principle                           4,551      (99,641)

Provision (benefit) for income taxes                1,624      (29,101)
                                                 --------     ---------
Earnings (loss) before cumulative effect
  of a change in accounting principle               2,927      (70,540)

Cumulative effect of a change in accounting
  principle, net of income taxes                  (18,014)          --
                                                 ---------    --------

Net loss                                         $(15,087)    $(70,540)
                                                 =========    =========

Net loss per share of common stock:
  Basic:
      Earnings (loss) before cumulative effect
        of a change in accounting principle        $ 0.05       $(1.18)
      Cumulative effect of change in accounting
        principle                                   (0.30)          --
                                                  --------     --------
                                                   $(0.25)      $(1.18)
                                                  ========     ========
  Diluted:
      Earnings (loss) before cumulative effect
        of a change in accounting principle        $ 0.05       $(1.18)
      Cumulative effect of change in accounting
        principle                                   (0.30)          --
                                                  --------     --------
                                                   $(0.25)      $(1.18)
                                                  ========     ========

Cash dividends per share of common stock           $ 0.02       $ 0.07
                                                  =======      =======


See Notes to Consolidated Financial Statements.

                              HEILIG-MEYERS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)


                                                May 31,       February 29,
                                                 2000             2000
                                                 ----             ----
                                              (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash                                       $    6,451      $   15,073
  Accounts receivable, net                      136,530         143,132
  Retained interest in securitized
    receivables at fair value                   138,503         165,873
  Inventories                                   363,382         336,690
  Other current assets                          109,561         116,792
  Net assets held for sale                       13,782         125,917
                                             ----------      ----------
     Total current assets                       768,209         903,477

Property and equipment, net                     285,515         290,252
Other assets                                    159,586         121,031
Excess costs over net assets acquired, net      141,400         142,925
                                             ----------      ----------
                                             $1,354,710      $1,457,685
                                             ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $       --      $   72,257
  Long-term debt due within
    one year                                        681             706
  Accounts payable                              118,026         125,464
  Accrued expenses                              131,090         140,114
  Deferred revenue                               28,506           2,127
                                             ----------      ----------
     Total current liabilities                  278,303         340,668
                                             ----------      ----------

Long-term debt                                  515,737         535,982
Deferred income taxes                            42,258          46,287

Stockholders' equity:
      Preferred stock, $10 par value                 --              --
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          60,677 and 60,677, respectively)      121,354         121,354
      Capital in excess of par value            240,871         240,871
      Unrealized gain on investments              4,133           4,169
      Retained earnings                         152,054         168,354
                                             ----------      ----------
         Total stockholders' equity             518,412         534,748
                                             ----------      ----------
                                             $1,354,710      $1,457,685
                                             ==========      ==========


See Notes to Consolidated Financial Statements.

                              HEILIG-MEYERS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Three Months Ended
                                                          May 31,
                                                    ------------------
                                                    2000          1999
                                                    ----          ----
Cash flows from operating activities:
  Net loss                                       $(15,087)     $(70,540)
   Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                10,661        16,446
      Provision for doubtful accounts              20,647        23,872
      Store closing charge payments                  (257)       (1,312)
      Write-down of net assets held
        for sale                                       --        79,552
      Cumulative effect of a change in
        accounting principle                       18,014            --
      Other, net                                       --        (4,275)
      Change in operating assets and
        liabilities net of the effects
        of acquisitions:
           Accounts receivable                    (18,755)      (23,050)
           Retained interest in securitized
             receivables at cost                     (547)         (964)
           Other receivables                       13,338        (8,606)
           Inventories                              5,273        (9,794)
           Prepaid expenses                        (2,854)        3,205
           Accounts payable                        (7,438)         (958)
           Accrued expenses                           732        16,116
                                                 --------      --------
              Net cash provided by
              operating activities                 23,727        19,692
                                                 --------      --------

Cash flows from investing activities:
  Proceeds from sale of subsidiaries               86,487            --
  Additions to property and equipment              (4,308)       (8,975)
  Disposals of property and equipment                 905         3,712
  Miscellaneous investments                       (20,198)      (13,822)
                                                 ---------     ---------
              Net cash provided (used) by
              investing activities                 62,886       (19,085)
                                                 --------      ---------

Cash flows from financing activities:
  Net decrease in notes payable                   (72,257)       (8,642)
  Payments of long-term debt                      (20,270)      (34,381)
  Debt structuring costs                           (1,494)           --
  Dividends paid                                   (1,214)       (4,189)
                                                 ---------     ---------
              Net cash used by financing
              activities                          (95,235)      (47,212)
                                                 ---------     ---------

Net decrease in cash                               (8,622)      (46,605)
Cash at beginning of period                        15,073        67,254
                                                 --------      --------
Cash at end of period                            $  6,451      $ 20,649
                                                 ========      ========


See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying consolidated financial statements of Heilig-Meyers Company (the "Company") have not been audited by independent accountants, except for the balance sheet at February 29, 2000. These financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. The results for the first quarter of fiscal year 2001 are not necessarily indicative of future financial results. Amounts in the fiscal year 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income.

B. On April 20, 2000, the sale of the Berrios division was completed. The total value of the transaction was in excess of $120.0 million, before transaction costs, including a subordinated note receivable with a face value of $18.0 million and excess working capital of approximately $12.0 million. Proceeds from the sale were used to pay down debt obligations.

C. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial
     Statements." This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Effective March 1, 2000, the Company changed its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery in order to be consistent with the provisions of SAB 101. The cumulative effect of this change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that had not been delivered to the customer as of February 29, 2000. The cumulative effect of the accounting change decreased net income by $18,014,000 or $0.30 per share and was recorded in the three month period ended May 31, 2000.

D. On March 22, 2000, the Board of Directors declared a cash dividend of $0.02 per share which will be payable on May 13, 2000, to stockholders of record on April 19, 2000. On June 21, 2000, the Board of Directors voted to eliminate the quarterly dividend.

E. Accounts receivable are shown net of the allowance for doubtful accounts and unearned finance income. The allowance for doubtful accounts was $27,592,000 and $26,453,000 and unearned finance income was $12,204,000 and $12,266,000 at May 31, 2000, and February 29, 2000, respectively.

F. The Company made income tax payments of $12,008,000 and $537,000 during the three months ended May 31, 2000, and May 31, 1999, respectively.

G. The Company made interest payments of $1,359,000 and $11,473,000 during the three months ended May 31, 2000, and May 31, 1999, respectively.

H. Total comprehensive loss for the three month periods ended May 31, 2000 and 1999 is as follows:

                                             Three Months Ended
                                                   May 31,
                                             ------------------
                                               2000        1999
                                               ----        ----
         Net loss                           $(15,087)   $(70,540)

         Increase (decrease) in
           unrealized gain on
           investments                           (36)        250
                                            ---------   --------

         Comprehensive loss                 $(15,123)   $(70,290)
                                            =========   =========

     The difference between net loss and comprehensive loss is due to the change in the unrealized gain on investments, which consist of retained interests in securitized receivables.

I. In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

J.   The Company has significant  operations  aligned in two operating  formats:
     Heilig-Meyers and The RoomStore. As discussed in Note B, the Company sold its Puerto Rican division on April 20, 2000. During fiscal 2000 the Company divested its Mattress Discounters and Rhodes divisions and sold the assets related to 18 stores in the Chicago and Milwaukee markets. All of the divested subsidiaries are classified as divested operations at May 31, 2000. The Company has also announced its intention to divest of its remaining RoomStore operations in Chicago which are classified as operations held for sale at May 31, 2000.

     The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes 56 stores operating primarily in Texas, Oregon, Maryland and Virginia.

     The Company evaluates performance based on earnings (loss) before interest and income taxes (based on generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

     Pertinent financial data by operating segment for the quarters ended May 31, 2000 and 1999 are as follows:

                                                        May 31,         May 31,
         (Amounts in thousands)                          2000            1999
                                                         ----            ----
         Revenues:
            Heilig-Meyers                            $  370,455      $  381,753
            The RoomStore                                73,383          62,982
            Operations held for sale                     15,291          12,829
                                                     ----------      ----------
                                                        459,129         457,564
            Divested operations                          16,934         231,639
                                                     ----------      ----------
              Total revenues from
                external customers                   $  476,063      $  689,203
                                                     ==========      ==========

         Earnings (loss) before interest and taxes:
            Heilig-Meyers                            $   14,327      $   23,597
            The RoomStore                                 1,677           3,317
            Operations held for sale                     (1,023)           (828)
                                                     ----------      ----------
                                                         14,981          26,086
            Divested operations                             845           7,696
                                                     ----------      ----------
              Total earnings (loss)
                before interest and taxes                15,826          33,782

            Write-down of assets held for sale               --        (113,690)
            Interest expense                            (11,275)        (19,733)
                                                     -----------     ----------
              Consolidated earnings (loss) before
                provision for income taxes and
                cumulative effect of a change in
                accounting principle                 $    4,551      $  (99,641)
                                                     ==========      ===========

         Depreciation and amortization expense:
            Heilig-Meyers                            $    9,340      $   10,454
            The RoomStore                                   907             746
            Operations held for sale                        128              64
                                                     ----------      ----------
                                                         10,375          11,264
            Divested operations                             286           5,182
                                                     ----------      ----------
              Total depreciation  and
                amortization expense                 $   10,661      $   16,446
                                                     ==========      ==========

         Capital expenditures:
            Heilig-Meyers                            $    3,476      $    4,394
            The RoomStore                                   683           1,100
            Operations held for sale                        120             278
                                                     ----------      ----------
                                                          4,279           5,772
            Divested operations                              29           3,203
                                                     ----------      ----------
              Total capital expenditures             $    4,308      $    8,975
                                                     ==========      ==========

         Total identifiable assets:
            Heilig-Meyers                            $1,247,746      $1,312,600
            The RoomStore                                93,182          82,766
            Operations held for sale                     12,173              --
                                                     ----------      ----------
                                                      1,353,101       1,395,366
            Divested operations                           1,609         346,980
                                                     ----------      ----------
              Total identifiable assets              $1,354,710      $1,742,346
                                                     ==========      ==========

K. MacSaver Financial Services, Inc. ("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity is to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquires and holds the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:


                        MacSaver Financial Services, Inc.
                       Summarized Statements of Operations
                             (Amounts in thousands)
                                   (Unaudited)
                                           Three Months Ended
                                                 May 31,
                                           -------------------
                                             2000        1999
                                             ----        ----
Net revenues                              $ 68,406    $ 76,513
Operating expenses                          52,338      61,858
                                          --------    --------
   Earnings before taxes                    16,068      14,655
                                          --------    --------
Net earnings                              $ 10,444    $  9,527
                                          ========    ========

                     MacSaver Financial Services, Inc.
                          Summarized Balance Sheets
                           (Amounts in thousands)

                                              May 31,        February 29,
                                               2000             2000
                                              ------           ------
                                            (Unaudited)       (Audited)

Current assets                               $ 61,356         $ 53,333
Accounts receivable, net                      120,848          119,953
Retained interest in securitized
  receivables at fair value                   170,146          165,873
Due from affiliates                           400,280          485,639
                                             --------         --------
  Total Assets                               $752,630         $824,798
                                             ========         ========

Current liabilities                            15,671            5,764
Deferred income taxes                          12,345           12,370
Notes payable                                      --           72,257
Long-term debt                                514,799          535,000
Stockholder's equity                          209,815          199,407
                                             --------         --------
  Total Liabilities and Equity               $752,630         $824,798
                                             ========         ========

L. The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                                   Three Months Ended
                                                         May 31,
                                                   ------------------
                                                     2000       1999
                                                     ----       ----
     (Amounts in thousands except per share data)

     Numerator:
          Earnings (loss) before
            cumulative effect of a change
            in accounting principle               $  2,927   $(70,540)
          Cumulative effect of a change
            in accounting principle                (18,014)        --
                                                  ---------  ---------
           Net loss                               $(15,087)  $(70,540)

     Denominator:
          Denominator for basic
            earnings per share -
            average common shares
            outstanding                             60,677     59,861
          Effect of potentially
            dilutive stock options                      --         --
                                                   -------    -------
          Denominator for diluted
            earnings per share                      60,677     59,861

     Basic EPS:
          Earnings (loss) before cumulative
            effect of a change in accounting
            principle                               $ 0.05     $(1.18)
          Cumulative effect of a change in
            accounting principle                     (0.30)        --
                                                    -------    -------
                                                    $(0.25)    $(1.18)
     Diluted EPS:
          Earnings (loss) before cumulative
            effect of a change in accounting
            principle                               $ 0.05     $(1.18)
          Cumulative effect of a change in
            accounting principle                     (0.30)        --
                                                    -------    -------
                                                    $(0.25)    $(1.18)


          Options to purchase 5,302,000 and 5,266,000 shares of common stock at prices ranging from $3.06 and $6.02 to $35.06 per share were outstanding at May 31, 2000 and May 31, 1999, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

M. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the three months ended May 31, 2000 are as follows:
                                                       Amount
                                                       Utilized    Remaining
                                        Reserve as     through     Reserve as
                                        of March 1,    May 31,     of May 31,
    (Amounts in thousands,              2000           2000        2000
         unaudited)                     --------------------------------------

         Severance                      $   639        $   134     $   505
         Lease & facility exit cost       1,542            122       1,420
                                        --------------------------------------
         Total                          $ 2,181        $   256     $ 1,925
                                        ======================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes to the consolidated financial statements included in Item 1 of this document, and with the audited consolidated financial statements of Heilig-Meyers Company (the "Company") and notes thereto for the fiscal year ended February 29, 2000.

     On April 20, 2000, the Company sold substantially all the assets of its Puerto Rican division which operated 33 stores under the trade name Berrios. The total value of the transaction was in excess of $120.0 million, before transaction costs, including a subordinated note receivable with a face value of $18.0 million and excess working capital of approximately $12.0 million.

     During fiscal year 2000, the Company divested its Mattress Discounters and Rhodes divisions and sold the assets related to 18 stores in the Chicago and Milwaukee markets. Additionally, the Company announced its intentions to divest of The RoomStore's remaining Chicago operations. The remaining three stores in the Chicago area are classified as net assets held for sale on the May 31, 2000 balance sheet with net assets totaling $13.8 million.

     The Company expects the disposition of the remaining assets held for sale to be completed within the fiscal year 2001. Historical business segment information presented in management's discussion and analysis has been restated to reflect the current operating segments.

RESULTS OF OPERATIONS

     The following table outlines the results for the first quarter of fiscal years 2001 and 2000, and 2000 pro forma results.

(in thousands)
                                                  Three Months Ended
                                                        May 31,
                                              -------------------------
                                                               Pro forma
                                              2000      1999      1999
                                              ----      ----      ----
Revenues:
  Sales                                     $418,786  $618,492  $414,800
  Other income                                57,277    70,711    57,741
                                            --------  --------  --------
    Total revenues                           476,063   689,203   472,541
                                            --------  --------  --------

Costs and Expenses:
  Costs of sales                             275,731   400,229   265,737
  Selling, general and administrative        163,859   231,320   159,255
  Interest, net                               11,275    19,733    11,022
  Provision for doubtful accounts             20,647    23,872    21,260
                                            --------  --------  --------
        Total costs and expenses             471,512   675,154   457,274
                                            --------  --------  --------

  Write-down of assets held for sale              --  (113,690)       --

Earnings (loss) before provision (benefit)
  for income taxes and cumulative effect of
  a change in accounting principle             4,551   (99,641)   15,267

Provision (benefit) for income taxes           1,624   (29,101)    5,479
                                            --------  ---------  -------

Earnings (loss) before cumulative effect
  of a change in accounting principle          2,927   (70,540)    9,788

Cumulative effect of a change in accounting
  principle                                  (18,014)       --        --
                                            ---------  -------  --------

Net earnings (loss)                         $(15,087) $(70,540) $  9,788
                                            ========= ========= ========


     The unaudited pro forma amounts above give effect to divestitures made by the Company and the estimated impact of the change in accounting principle as described below.

     During the fiscal year ended February 29, 2000, the Company completed the divestitures of the Rhodes division, the Mattress Discounters division and 18 stores in the Chicago and Milwaukee markets as well as its interest in Guardian Products, Inc. On April 20, 2000 the sale of the Berrios division was completed. The pro forma consolidated statements of operations for the three months ended May 31, 1999 is presented as if the divestitures that were completed in fiscal 2000 had been completed prior to the beginning of the fiscal year. Additionally, the pro forma information is presented as if the Berrios divestiture had been completed on April 20, 1999. The effect of the related pro forma adjustment reduced the previously reported total revenues by $215.1 million and increased the previously reported net earnings by $80.9 million.

     Effective March 1, 2000, the Company changed its method of accounting for revenue to record merchandise sales upon delivery to the customer. The pro forma consolidated statement of operations for the three months ended May 31, 1999 is prepared as if the change in accounting principle had been adopted prior to the beginning of the fiscal year. The related pro forma adjustment decreased the previously reported total revenues by $1.6 million and the previously reported net earnings by $0.6 million.

     The unaudited pro forma consolidated statement of operations was prepared by the management of Heilig-Meyers based upon historical and other financial information. The pro forma statements do not purport to be indicative of the results of operations which would have occurred had the dispositions or the accounting change been made prior to the beginning of the period presented.


Revenues and Earnings

     Total revenues for the quarter increased 0.7% to $476.1 million versus pro forma revenues of $472.5 million in the prior year quarter. Including a one-time non-cash reduction in earnings of $18.0 million, or $0.30 per share, to adjust for the cumulative effect of a change in accounting principle, the Company incurred a net loss for the quarter ended May 31, 2000 of $15.1 million or $0.25 per share. Net earnings before the cumulative effect of an accounting change were $2.9 million, or $0.05 per share, compared to pro forma net earnings of $9.8 million, or $0.16 per share in the comparable period of the prior year.

     The following table shows a comparison of sales by division:

                                  Three Months Ended
                              (Sales amounts in millions)
                                                     Pro Forma
                         May 31, 2000               May 31, 1999
                         ------------               ------------
                     # of            % of       # of            % of
                    Stores   Sales   Total     Stores   Sales   Total
                    ------   -----   -----     ------   -----   -----
Heilig-Meyers          815  $317.4    75.8        814  $324.3    78.2
The RoomStore           56    72.0    17.2         52    63.6    15.3
Operations held for
  sale                   3    15.1     3.6          3    12.7     3.1
                     -----  ------   -----      -----  ------   -----
                       874   404.5    96.6        869   400.6    96.6
Divested operations      -    14.3     3.4         32    14.2     3.4
                     -----  ------   -----      -----  ------   -----
     Total             874  $418.8   100.0        901  $414.8   100.0
                     =====  ======   =====      =====  ======   =====


     Sales in those divisions which were under the Company's ownership for the full quarter increased 1.0% to $404.5 million from $400.6 million in the first quarter of the prior year. The overall increase in sales was primarily attributable to an increase of four operating units from May 31, 1999 to May 31, 2000 at The RoomStore. Total sales for the quarter increased 1.0% to $418.8 million compared to pro forma sales of $414.8 million in the prior year quarter. Price changes had an immaterial impact on the overall sales increase for the quarter.

     Other income decreased to 13.7% of sales from 13.9% on a pro forma basis in the prior year quarter . This decrease is primarily due to the growth in stores in which the installment credit program is not offered. The Heilig-Meyers division and certain subsidiaries within divested subsidiaries offer installment credit as a financing option to customers. The following table shows other income as a percentage of divisional sales:
                                                     Pro Forma
                                    May 31,           May 31,
                                     2000              1999
                                   -------           -------
Heilig-Meyers                        16.4%             16.7%
The RoomStore                         3.3%              1.3%
Operations held for sale              1.8%              1.9%
                                   -------           -------
                                     13.5%             13.8%
Divested subsidiaries                18.7%             16.9%
                                   -------           -------
Consolidated                         13.7%             13.9%
                                    ======            ======

     Within the Heilig-Meyers format, other income decreased 0.3% as a percentage of sales as compared to the prior year quarter on a pro forma basis. The decrease is due to an increase in the amount of receivables that have been securitized.


Costs and Expenses

     Costs of sales for the quarter increased to 65.8% of sales compared to 64.1% of sales on a pro forma basis in the prior year quarter. The following table shows the costs of sales as a percentage of divisional sales:

                                                     Pro Forma
                                    May 31,           May 31,
                                     2000              1999
                                   -------           -------
Heilig-Meyers                        65.6%             63.6%
The RoomStore                        68.2%             66.3%
Operations held for sale             71.1%             70.9%
                                   -------           -------
                                     66.2%             64.2%
Divested subsidiaries                54.3%             57.3%
                                   -------           -------
Consolidated                         65.8%             64.1%
                                    ======            ======

     The costs of sales in the Heilig-Meyers division increased 2.0% as a percentage of sales from the prior year quarter on a pro forma basis as a result of the loss of sales leverage on certain fixed expenses as well as increased costs primarily in the warehouse and delivery areas partially related to fuel costs. The increase in costs of sales in The RoomStore division was primarily due to increases in rent and delivery costs.

     Selling, general and administrative expenses for the quarter increased to 39.1% of sales from 38.4% of sales on a pro forma basis in the prior year quarter. The following table displays selling, general and administrative expenses as a percentage of the applicable division's sales:

                                                     Pro Forma
                                    May 31,           May 31,
                                     2000              1999
                                   -------           -------
Heilig-Meyers                        40.3%             39.7%
The RoomStore                        32.3%             30.8%
Operations held for sale             38.6%             37.7%
                                   -------           -------
                                     38.8%             38.2%
Divested operations                  47.9%             43.8%
                                    ------           -------
Consolidated                         39.1%             38.4%
                                    ======            ======

     Selling, general and administrative expenses as a percentage of sales for the Heilig-Meyers division increased 0.6% as compared to the prior year quarter on a pro forma basis. While overall spending was lower this increase is due to the loss of sales leverage on certain other expenses such as employee costs as well an increase in advertising expenses. The RoomStore division experienced an increase of 1.5% in selling, general and administrative expenses as a percentage of sales as compared to the prior year quarter primarily due to increased salaries and related expenses.

     Interest expense remained flat at 2.7% of sales on a pro forma basis. For the quarter, weighted average long-term debt decreased to $533.6 million from $675.4 million in the prior year first quarter. The decrease in long-term debt levels between years is a result of the use of proceeds from divestitures to paydown long-term debt. Weighted average long-term interest rates decreased to 8.2% from 8.3% in the prior year. Weighted average short-term debt decreased to $62.4 million from $186.3 million in the prior year. Weighted average short-term interest rates increased to 8.3% from 6.6% in the prior year.

     The provision for doubtful accounts for the first quarter of fiscal 2001 was 4.9% of sales compared to 5.1% of sales on a pro forma basis in the prior year quarter. For those stores offering installment credit, the provision was 6.2% and 6.5% of sales for the first quarters of fiscal years 2001 and 2000 on a pro forma basis, respectively. This decrease is the result of favorable trends in delinquencies and bankruptcies.

     The effective income tax rate for the first quarter of fiscal 2001 was 35.7% compared to the prior year pro forma rate of 35.9% and the prior year actual income tax benefit of 29.2%. The lower rate in the prior year is due to the write-down of the Rhodes net assets to net realizable value. Because of differences between the carrying value and the tax basis of certain assets that were written down, the effective tax rate applicable to the write-down was 30%. The effective rate applicable to earnings before the asset write-down was 35.9%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash position $8.6 million to $6.5 million at May 31, 2000 from $15.1 million at February 29, 2000.

     Net cash inflow from operating activities was $23.7 million, compared to an inflow of $19.7 million in the comparable period of the prior year. This increase is partially due to improved inventory controls. Absent proceeds from securitizations, the Company traditionally produces minimal or negative cash flow from operating activities because it extends in-house credit in its Heilig-Meyers stores. Continued extension of credit and related increases in customer accounts receivable will likely produce minimal or negative cash flow from operations in the upcoming fiscal 2001 quarters. However, the Company expects to continue to periodically sell accounts receivable as a source of cash flows from operating activities.

     Investing activities produced cash flows of $62.9 million for the quarter ended May 31, 2000, compared to an outflow of $19.1 million in the prior year quarter. The increase in cash flows from investing activities is due to $86.5 million of cash proceeds received from the divestiture of the Berrios division. Approximately $4.6 million of proceeds were held in escrow as of May 31, 2000.

     Financing activities produced negative cash flows of $95.2 million during the first quarter of fiscal 2001 compared to negative cash flows of $47.2 million in the prior year period. The increase in negative cash flows from financing activities in the current year quarter is due to the payments of debt from the proceeds of the divestiture of the Berrios division. In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the three months ended May 31, 2000. As of May 31, 2000, long-term notes payable with an aggregate principal amount of $175 million have been issued to the public under this Registration Statement. On May 25, 2000, the Company finalized the extension of its revolving credit facility. The extended facility provides a committed amount of $140.0 million, expires in May 2001, and contains certain provisions under which the facility may be extended to July 2001. In addition, the Company pledged, within provisions of certain other long-term debt and the revolving credit agreements, certain non-inventory assets as partial security. This revolving credit facility includes ten banks and had no amounts outstanding and $140.0 million undrawn as of May 31, 2000, however, there are $55 million of letters of credit backed by this facility.

     The commitment termination date for the Company's Series 1997-1 certificates issued in connection with the Company's securitized receivables has been extended from July 18, 2000 to July 17, 2001. Under its Series 1998-2 Class A and Class B certificates, the Company is required, beginning in January 2001, to accumulate a portion of all principal payments received on the securitized receivables and deposit them into a segregated trust account in equal monthly installments in an amount sufficient to repay these certificates on their final scheduled distribution dates in August and October 2001, respectively. The Company may be required to begin accumulating principal payments before January 2001 if the principal payment rate on the securitized receivables decreases. The Company expects to issue a new series of asset-backed certificates to refinance the decrease in working capital that would result from these accumulations of principal payments. If the Company does not implement a plan at least 60 days before the accumulation is due to begin which provides for the issuance of a new series or otherwise accommodates these accumulations in a manner reasonably acceptable to the required lenders, the Company will be in default under its revolving credit facility and certain other agreements.

     As a result of losses incurred during fiscal years 2000 and 1999, the Company amended its bank debt agreements during fiscal years 2000 and 1999 in order to maintain covenant compliance. The Company may need to seek additional amendments during the current year to maintain covenant compliance in the event performance is below expectations. The Company will monitor the implementation of its credit centralization and merchandise management plans as well as evaluate additional initiatives and alternatives in connection with all of its liquidity needs including, but not limited to, its extended revolving credit facility which terminates in calendar year 2001, its securitized receivables with termination, accumulation or final distribution dates in calendar years 2001 and 2002 and its long term senior unsecured debt maturing in calendar year 2002 and 2003. The Company expects that refinancings of these obligations will be required and there can be no assurance that such refinancings would be available on commercially reasonable terms or at all.

     In the event the Company's long-term senior unsecured debt rating is reduced below BB- by Standard & Poor's or below Ba3 by Moody's Investors Service, Inc., the Company may need to reduce expenses or sell additional assets to provide a source of working capital of approximately $20.0 million which would otherwise be obtained under two asset securitizations, unless these securitizations are otherwise restructured. The Company expects that such assets would be non-operational assets. As of July 1, the Company's long term senior unsecured debt is rated BB- by Standard & Poor's and Ba2 on watch for possible downgrade by Moody's Investors Services, Inc.

     Total debt as a percentage of debt and equity was 49.9% at May 31, 2000, compared to 53.2% at February 29, 2000. This decrease is primarily due to the paydown of debt from the proceeds of the Berrios division. The current ratio was 2.8x at May 31, 2000, compared to 2.7x at February 29, 2000. The increase in the current ratio is also primarily attributable to the paydown of debt.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to the disclosure on this matter made in our Report on Form 10-K for the year ended February 29, 2000. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 29, 2000.

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits. See INDEX TO EXHIBITS

          (b) There was one Current Report on Form 8-K filed during the quarterly period ended May 31, 1999. On May 5, 2000, Registrant filed a Form 8-K in which it reported that Registrant had sold its Puerto Rican division which operated under the trade name Berrios and included pro forma financial statements related thereto. The Registrant also attached and incorporated by reference the April 25, 2000 press release issued by the Registrant announcing the extension of the Company's revolving credit facility and a change in the Company's revenue recognition policy.



                                INDEX TO EXHIBITS

        Exhibit
        Number      Description                                        Page
        -------     -------------------------------------------------------

          10        Amendment No. 10 dated as of May 31, 2000
                    to the Credit Agreement dated as of July 18,
                    1995 among MacSaver Financial Services, Inc.,
                    Heilig-Meyers Company, Wachovia Bank, N.A. and
                    Bank of America, N.A.                                21


          27        Financial Data Schedule                              26

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      July 17, 2000                  /s/Donald S. Shaffer
                                          ----------------------------
                                          Donald S. Shaffer
                                          President and Chief Operating Officer


Date:      July 17, 2000                  /s/Thomas F. Crump
                                          ----------------------------
                                          Thomas F. Crump
                                          Senior Vice President, Controller
                                          (principal accounting officer)