Form 10-Q
period 2000-08-31
HEILIG MEYERS CO
filed 2000-11-27
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              August 31, 2000              or
                               --------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000.

        60,762,645 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX


                                                                    Page
                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three Months and Six Months Ended August 31, 2000
            and August 31, 1999                                       3

            Consolidated Balance Sheets as of August 31, 2000
            and February 29, 2000                                     5

            Consolidated Statements of Cash Flows for
            Six Months Ended August 31, 2000 and
            August 31, 1999                                           6

            Notes to Consolidated Financial Statements                7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             20

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                               30

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         31

Item 3.     Default Upon Senior Securities                            31

Item 4.     Submission of Matters to a Vote of Security Holders       31

Item 5.     Other Information                                         32

Item 6.     Exhibits and Reports on Form 8-K                          32

                                     PART I

                          ITEM 1.  FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                              Three Months Ended      Six Months Ended
                                   August 31,            August 31,
                             -------------------   --------------------
                                 2000      1999        2000      1999
                             -------------------   --------------------
Revenues:
  Sales                      $ 373,482  $507,640   $ 792,268 $1,126,133
  Other income                  73,103    92,701     156,864    193,149
                             ---------  --------   ---------  ---------
    Total revenues             446,585   600,341     949,132  1,319,282

Costs and expenses:
  Costs of sales               296,969   362,261     599,184    792,226
  Selling, general and
   administrative              180,760   192,885     344,619    424,205
  Provision for doubtful
   accounts                     17,245    23,279      37,892     47,151
                             ---------  --------   ---------  ---------
    Total costs and
      expenses                 494,974   578,425     981,695  1,263,582

Other income (expense):
  Interest income                2,645       839       5,339        839
  Interest expense (*)         (11,372)  (19,396)    (25,341)   (39,131)
  Gain (loss) on sale
   of assets held for
   sale                         (4,224)   50,554      (4,224)   (63,136)
  Reorganization items        (575,594)       --    (575,594)        --
                             ---------  --------   ---------  ---------
                              (588,545)   31,997    (599,820)  (101,428)

Earnings (loss) before
 provision (benefit) for
 income taxes and cumulative
 effect of a change in
 accounting principle         (636,934)   53,913    (632,383)   (45,728)
Provision (benefit) for
  income taxes                 (56,905)   51,071     (55,281)    21,970
                             ---------  --------   ---------  ---------
Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle                    (580,029)    2,842    (577,102)   (67,698)
Cumulative effect of a
  change in accounting
  principle, net of
  income taxes                  (9,417)       --     (27,431)        --
                             ---------  --------   ---------  ---------
Net earnings (loss)          $(589,446) $  2,842   $(604,533) $ (67,698)
                             =========  ========   =========  =========

                               Three Months Ended      Six Months Ended
                                   August 31,             August 31,
                              ------------------    -------------------
                                 2000      1999        2000      1999
                              -------------------   -------------------

Net earnings (loss) per share of common stock:
 Basic:
  Earnings (loss) before cumulative
   effect of a change in
   accounting principle       $  (9.55) $   0.05    $  (9.51)  $ (1.13)
  Cumulative effect of change
   in accounting principle       (0.16)       --       (0.45)       --
                              --------  --------    --------   -------
                              $  (9.71) $   0.05    $  (9.96)  $ (1.13)
                              ========  ========    ========   =======
 Diluted:
  Earnings (loss) before cumulative
   effect of a change in
   accounting principle       $  (9.55) $   0.05    $  (9.51)  $ (1.13)
  Cumulative effect of change
   in accounting principle       (0.16)       --       (0.45)       --
                              --------  --------    --------   -------
                              $  (9.71) $   0.05    $  (9.96)  $ (1.13)
                              ========  ========    ========   =======
Cash dividends per share of
  common stock                $   0.00  $   0.07    $   0.02   $  0.14
                              ========  ========    ========   =======

(*) Contractual interest for the three and six months ended August 31, 2000 was $13,650 and $27,619, respectively. See Note B.


See Notes to Consolidated Financial Statements (Unaudited).

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)
                                   (Unaudited)

                                            August 31,      February 29,
                                               2000            2000
                                              ------          ------
ASSETS

Current assets:
  Cash                                       $   26,714      $   15,073
  Accounts receivable, net                       75,321         143,132
  Retained interest in securitized
    receivables at fair value                        --         165,873
  Inventories                                   304,109         343,750
  Other current assets                           65,783         116,792
  Net assets held for sale                           --         112,301
                                             ----------      ----------
     Total current assets                       471,927         896,921
                                             ----------      ----------

Property and equipment, net                     234,721         296,375
Other assets                                    139,563         121,464
Excess costs over net assets acquired, net           --         142,925
                                             ----------      ----------
                                             $  846,211      $1,457,685
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
  Current liabilities:
    Notes payable                            $       --      $   72,257
    Long-term debt due within
      one year                                       --             706
    Accounts payable                              5,142         125,464
    Accrued expenses                             94,615         131,845
    Deferred income taxes                            --           8,269
    Deferred revenue                             30,474           2,127
                                             ----------      ----------
       Total current liabilities                130,231         340,668
                                             ----------      ----------

DIP Facilities                                   15,000              --
Long-term debt                                       --         535,982
Deferred income taxes                                --          46,287

Liabilities subject to compromise               776,037              --

Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $10 par value                 --              --
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          60,763 and 60,677, respectively)      121,525         121,354
      Capital in excess of par value            240,871         240,871
      Unrealized gain on investments                 --           4,169
      Retained earnings (deficit)              (437,453)        168,354
                                             ----------      ----------
         Total stockholders' equity (deficit)   (75,057)        534,748
                                             ----------      ----------
                                             $  846,211      $1,457,685
                                             ==========      ==========

See Notes to Consolidated Financial Statements (Unaudited).

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Six Months Ended
                                                        August 31,
                                                -------------------------
                                                   2000           1999
                                                ----------      ---------
Cash flows from operating activities:
  Net loss                                      $(604,533)      $(67,698)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Depreciation and amortization                21,531         30,478
      Provision for doubtful accounts              37,892         47,151
      Store closing charge payments                  (473)        (1,312)
      Reorganization items                        575,594             --
      Loss, net of tax on sale of net
        assets held for sale                        4,224         78,903
      Cumulative effect of a change in
        accounting principle                       27,431             --
      Other, net                                       --         (2,763)
      Change in operating assets and
        liabilities:
           Accounts receivable                    (50,723)       (49,503)
           Retained interest in securitized
             receivables at cost                  (41,879)          (494)
           Other receivables                        6,505        (41,957)
           Inventories                             38,699        (39,713)
           Prepaid expenses                        (5,523)        13,864
           Deferred taxes                         (45,139)            --
           Accounts payable                        27,461            148
           Accrued expenses                        (2,241)       (17,205)
                                               ----------     ----------
              Net cash used by operating
              activities                          (11,174)       (50,101)
                                               ----------     ----------

Cash flows from investing activities:
  Proceeds from sale of subsidiaries               82,263        263,575
  Additions to property and equipment             (11,258)       (15,578)
  Disposals of property and equipment               4,100          5,109
  Miscellaneous investments                       (12,619)        (7,476)
                                               ----------     ----------
              Net cash provided by
              investing activities                 62,486        245,630
                                               ----------     ----------

Cash flows from financing activities:
  Net decrease in notes payable                   (32,118)      (120,293)
  Payments of long-term debt                      (11,981)      (129,229)
  Borrowings under DIP Facility                    15,000             --
  Debt structuring costs                           (9,469)            --
  Issuance of common stock                            111             26
  Dividends paid                                   (1,214)        (8,381)
                                               ----------     ----------
              Net cash used by financing
              activities                          (39,671)      (257,877)
                                               ----------     ----------

Net increase (decrease) in cash                    11,641        (62,348)
Cash at beginning of period                        15,073         67,254
                                               ----------     ----------
Cash at end of period                            $ 26,714       $  4,906
                                               ==========     ==========

See Notes to Consolidated Financial Statements (Unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   Chapter 11 Proceedings and Basis of Presentation

     On August 16, 2000 (the "Petition Date"), Heilig-Meyers Company (the "Company") and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court ("Bankruptcy Court") for the Eastern District of Virginia, case number 00-34533 (the "Chapter 11 Case"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     On the Petition Date, the Bankruptcy Court authorized the Company to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations during its Chapter 11 Case. The Court also granted interim approval of the debtor-in-possession financing agreement ("DIP Facilities") for immediate use by the Company to continue operations, pay employees, and purchase goods and services after the Petition Date.

     On September 27, 2000, the Bankruptcy Court gave final approval to the Company's DIP Facilities which provide for borrowings of up to $215.0 million and is available to provide funds to the Company for continuing operations and to meet ongoing financial commitments to vendors and employees during the Chapter 11 Case.

     As of the Petition Date, actions to collect pre-petition indebtedness are stayed. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under the Bankruptcy Code, substantially all pre-petition liabilities are subject to resolution if a plan of reorganization is filed, voted upon by creditors and equity holders and approved by the Bankruptcy Court.

     Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11.

     Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the Consolidated Statement of Operations separately as reorganization items.

     The Company's Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Chapter 11 Case and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter

     11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 Case. Unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the DIP Facilities should provide the Company with adequate liquidity to conduct its business during the Chapter 11 proceedings. The Company continues to evaluate its operations and store base in light of current and projected operating conditions and the liquidity provided by the DIP Facilities. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

     The Consolidated Balance Sheet at February 29, 2000 has been derived from the audited Consolidated Financial Statements at that date. The interim financial statements as of and for the three and six months ended August 31, 2000 are unaudited and have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, including normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual Consolidated Financial Statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. The results of operations for the second quarter ended August 31, 2000 are not necessarily indicative of future financial results. Amounts in the financial statements for the fiscal year ended February 29, 2000 have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income.

B.   Liabilities Subject to Compromise

     Liabilities subject to compromise include liabilities incurred prior to the Petition Date. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case.

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from the rejections of additional real estate leases and executory contracts by the Debtors. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Case.

            (in thousands)                     August 31, 2000
                                               ---------------
            Long-term debt                          $ 524,707
            Notes payable                              49,000
            Accounts payable                          147,783
            Accrued expenses                           54,547
                                                    ---------
            Total liabilities subject
              to compromise                         $ 776,037
                                                    =========

     As a result of the Chapter 11 Case, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court and becomes effective. Contractual interest expense not recorded on certain pre-petition debt totaled $2.3 million for the three and six month periods ended August 31, 2000.

C.   Borrowings

     On May 25, 2000, the Company finalized the extension of its revolving credit facility. The extended facility provided a committed amount of $140.0 million and was set to expire in May 2001. In addition, the Company pledged, within the terms of certain other long-term debt and revolving credit agreements, certain non-inventory assets as partial security for the extended facility. The amount outstanding under this pre-petition agreement totaled $49.0 million as of August 31, 2000 and is presented in the Consolidated Balance Sheet under liabilities subject to compromise.

     On August 1, 2000, the Company elected to defer the scheduled August 1, 2000 interest payments on its MacSaver Financial Services 7.60% Unsecured Notes due 2007 and MacSaver Financial Services 7.88% Unsecured Notes due 2003, and the scheduled August 15, 2000 interest payment on its MacSaver Financial Services 7.40% Unsecured Notes due 2002. The related Note Indentures provided for 30-day grace periods to make the interest payments. The amount of interest deferred under these pre-petition agreements totaled $18.2 million and is presented in the Consolidated Balance Sheet under liabilities subject to compromise.

     On August 1, 2000, Moody's Investors Service and Standard and Poor's lowered their credit ratings on the senior unsecured debt of MacSaver Financial Services, guaranteed by the Company, to Caa1 and D from Ba2 and BB-, respectively, following the Company's announcement that it was deferring interest payments scheduled for August 1, 2000 as described above. On August 25, 2000, Moody's Investors Service further lowered its rating to Ca from Caa1 as a result of the Chapter 11 Case.

     On August 16, 2000, the Debtors entered into credit facilities totaling $215.0 million consisting of a $160.0 million DIP Revolving Credit Facility (the "Revolving Facility") and a $15.0 million DIP Term Facility (the "Term Facility") (collectively the "DIP Facilities") with Fleet Retail Finance, Inc. ("Fleet") as the administrative agent. On September 27, 2000, the Bankruptcy Court issued a final order approving a limit of $200.0 million for the Revolving Facility. Letter of Credit obligations under the Revolving Facility are limited to $50.0 million. The DIP Facilities are intended to provide the Company with the cash necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Case.

     Loans made under the Revolving Facility bear interest, at the Company's option, at a rate equal to either Fleet's prime lending rate plus 1.0% or the applicable LIBOR plus 3.0%. The Term Facility bears interest at 16.5%. The Company is required to pay an unused line fee of 0.5% on the unused portion of the Revolving Facility commitment, and a standby letter of credit fee of 3.0%. The Company paid financing fees of $4.3 million on the closing date of the DIP Facilities and $0.7 million upon issuance of the Bankruptcy Court's final order. These financing fees have been deferred and are being amortized over the life of the DIP Facilities.

     The maximum borrowings, excluding the term commitments, under the DIP Facilities are limited to 85% of eligible inventory, a percentage to be determined of eligible receivables, 60% of eligible real estate, and 25% of eligible leasehold interests (all as defined in the DIP Facilities) less applicable reserves. Availability under the DIP Facilities at August 31, 2000 was $138.1 million. The amounts borrowed as of August 31, 2000, under the Revolving Facility and the Term Facility were $0 and $15.0 million, respectively.

     The DIP Facilities are secured by a first lien and superpriority claim on substantially all of the assets of the Company and its subsidiaries, subject in certain cases to liens held by the pre-petition lenders on certain accounts receivable, real estate, and general intangibles. Although the DIP Facilities share their lien status, their priorities of repayment are different. In the event of a liquidation, the Revolving Facility will be repaid first from the proceeds of inventory, post-petition receivables and pledged real estate. The Term Facility will be repaid from the proceeds of (i) furniture, fixtures and equipment, and (ii) any remaining proceeds from the aforementioned Revolving Facility assets after the Revolving Facility has been paid in full. Under the DIP Facilities the Company is obligated to furnish an acceptable business plan by December 22, 2000. A minimum excess availability of $15.0 million must be maintained until the acceptance of the business plan and thereafter, the minimum excess availability will drop to the greater of $10.0 million of 10% of the borrowing base. In addition, the DIP Facilities have certain restrictive covenants limiting additional indebtedness, liens, sales of assets, and capital expenditures. The Company is currently in the process of developing a business plan which will be provided to Fleet. The DIP Facilities expire on the earlier of August 16, 2002 or the date of substantial consummation of a plan of reorganization that has been confirmed pursuant to order of the Bankruptcy Court.

D.   Reorganization Items

     Reorganization items for the period ended August 31, 2000 have been segregated from the results of normal operations and are disclosed separately. The major components are as follows:

            (in thousands)                        August 31, 2000
                                                  ---------------
            Store and distribution center
               exit costs                              $ 160,308
            Credit operations exit costs                 303,640
            Asset impairment                             110,145
            Professional fees                              1,501
                                                       ---------
            Total reorganization items                 $ 575,594
                                                       =========

     The store and distribution center closing costs consist of estimated losses on the liquidation of inventory of $34,414,000, losses of $52,475,000 on the sale of fixed assets, $6,275,000 for severance, the write-off of excess costs over net assets acquired ("goodwill") totaling $56,722,000 associated with the planned closing of approximately 302 stores and two distribution centers, and $10,422,000 for estimated lease obligations relating to these locations.

     On September 14, 2000, the Court authorized the Company and/or its agents to conduct certain store closings and approved the Company's agreement with third parties as liquidation agents. The agents will conduct going out of business ("GOB") sales designed to liquidate the inventory and fixed assets related to approximately 300 of the stores identified for closure. The Company expects the GOB sales to be completed by the end of December 2000. Severance accruals were determined based on the Company's applicable salary continuation plan and exclude any amounts that may be payable for work performed during the GOB period including retention bonuses, if any. The amount accrued for lease obligations represents the estimated potential landlord claims as determined under the Bankruptcy Code.

     Credit operations exit costs consist primarily of valuation allowances recorded to reduce the carrying amount of the Company's retained interest in the securitization trust and owned customer accounts receivable portfolios to their net realizable values. Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and Note K in this Form 10-Q describe the Company's accounts receivable securitization program. The fair value of the Company's interest-only strip receivable is based on the present value of estimated future cash flows to be received by the Company in excess of contractually specified servicing fees less estimated losses. Because future cash collections will be used to pay off certificates issued by the Trust, the estimated future cash flows related to the interest-only strip have been reduced to zero. Accordingly, a charge of $19,817,000 was recorded to write-off the carrying amount of the interest only strip as of August 31, 2000. The fair value of the Company's retained interest in the Trust is based on the present value of future cash flows associated with the underlying receivables. Because the Company has discontinued its installment credit program, the underlying receivable portfolio will be liquidated by the Trust through account collections or sale of the portfolio, the proceeds of which will be used to pay off the certificates issued by the Trust. The Company's retained interest in the Trust is subordinated to all other Trust certificates. The Company believes that the amount realized from the portfolio under these circumstances will be insufficient to provide any return of investment to the Company. Thus, a full valuation allowance totaling $201,765,000 was recorded against the carrying amount of the Company's retained interest in the asset securitization Master Trust. Deferred securitization fees of $3,973,000 that were being carried on the balance sheet and amortized were also written off.

     The Company continues to carry owned accounts receivable consisting of installment accounts not transferred to the Trust and revolving accounts extended under its in-house private label program. Extension of credit was ceased under the installment program on August 16, 2000 and was ceased under the revolving program on October 18, 2000. Under a liquidation scenario, that is, the collection of the remaining balances while eliminating the customer's ability to utilize the account for future purchases, management believes the portfolio will perform substantially below historical levels. Furthermore, the Company plans to liquidate these portfolios through a sale to third parties. Based upon the liquidation scenarios, the Company recorded a $76,104,000 valuation allowance to reduce the carrying amounts to estimated net realizable value (Note J). Also included in this category is a $1,981,000 charge to reduce the carrying amount of equipment used in the credit operations to net realizable value.

     Asset impairment charges include the write-down of the Company's goodwill and other assets to their net realizable value. The Company has continually evaluated whether events and circumstances have occurred that would indicate that the remaining balance of goodwill may not be recoverable. Due to the Company's recent performance and the reorganization actions undertaken by management, the Company performed an evaluation of the carrying amount of remaining goodwill. This evaluation was based on whether the remaining goodwill was fully recoverable from projected, undiscounted future cash flows from operations of the related business units. In connection with this evaluation, the Company recorded a loss on impairment of goodwill of $83,981,000. Also, because the Company projects a significant net operating loss carryforward for income tax purposes, management expects to liquidate the Company's investment in tax-advantaged investments in low-income housing partnerships. Accordingly, a $22,800,000 valuation allowance was recorded against these investments to reduce their carrying amount to net realizable value. The Company also recorded a $3,271,000 write-down of net receivables from its credit insurance and service policy underwriter due to potential claims available to the underwriter as a result of the reorganization actions.

     The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

E.   Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial
     Statements." This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Effective March 1, 2000, the Company changed its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery in order to be consistent with the provisions of SAB 101. The cumulative effect of this change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that had not been delivered to the customer as of February 29, 2000. The cumulative effect of the accounting change of $27,431,000 was reported net of income taxes of $9,417,000 in the quarter ended May 31, 2000. The income tax effect was eliminated in the quarter ended August 31, 2000 due to changes in the Company's tax accrual discussed in Note L. As such, the cumulative effect of the accounting change decreased net income by $9,417,000 or $0.16 per share and $27,431,000 or $0.45 per share for the three and six months ended August 31, 2000, respectively.

F.   Delivery and Service Revenue

     In July 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company has reclassified the revenue generated from delivery and service policies as a component of other income rather than netted with cost of sales in order to be consistent with the provisions of the EITF. Prior year amounts have been reclassified to conform to this classification. The reclassification increased other income and cost of sales by $27,393,000 and $57,129,000 for the prior quarter and year-to-date periods, respectively. These reclassifications had no effect on previously reported net income. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified these costs in costs of sales.

G.   New Accounting Standards

     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

H.   Divestitures

     On April 20, 2000, the sale of the Berrios division was completed. The total value of the transaction was in excess of $120.0 million, before transaction costs, including a subordinated note receivable with a face value of $18.0 million and excess working capital of approximately $12.0 million. Proceeds from the sale are subject to adjustment pending the final resolution of working capital settlement provisions. Proceeds were reduced by $4.2 million in the second quarter ended August 31, 2000 as a result of a purchase price adjustment based upon working capital accounts as of the date of the sale.

     Since August 31, 1999, assets related to the three Homemakers stores have been reported as net assets held for sale. Because of the uncertainty as to whether the Company will be able to complete a sale of these assets within a reasonably short period of time, these assets have been reclassified with operating assets for the current and the prior year periods. The amount of this reclassification was $13,616,000 at February 29, 2000.

I.   Store Closing and Other Charges

     In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the first and second quarter of fiscal 2001 are as follows:

                                              Amount
                                              Utilized    Remaining
                                 Reserve as   through     Reserve as
     (Amounts in thousands,      of March 1,  August 31,  of August 31,
         unaudited)              2000         2000        2000
                                 --------------------------------------

         Severance               $   639     $   247      $   392
         Lease & facility exit
            cost                   1,542         226        1,316
                                 --------------------------------------
         Total                   $ 2,181     $   473      $ 1,708
                                 ======================================

     The Company completed the store closings, office downsizing, and private label credit card program reorganization associated with this plan during fiscal 1999. The substantial majority of the remaining reserves are related to long-term lease obligations which will be utilized beyond fiscal 2001. These amounts are now classified as liabilities subject to compromise.

J.   Accounts Receivable and Unearned Finance Income

     See Note D for a discussion of the Company's owned accounts receivable portfolios. The valuation allowance necessary to reduce the carrying amount of these portfolios to estimated net realizable value was $108,873,000 at August 31, 2000. The allowance for doubtful accounts was $26,453,000 as of February 29, 2000. Unearned finance income was $10,148,000 and $12,266,000 at August 31, 2000, and February 29, 2000, respectively.

K.   Retained Interest in Securitized Receivables

     As discussed in Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000, the Company transferred the substantial majority of its installment accounts receivable to a Master Trust ("Trust") in exchange for certificates representing undivided interests in such receivables. Certificates with face amounts totaling $826,300,000 have been sold to third parties.

     The Company, through a bankrupt-remote special purpose entity, retained the remaining undivided interests in the Trust's receivables. The total cost basis of these retained interests as of August 31, 2000 was $221,582,000, comprised of the following: contractually required seller's interest of $110,665,000, excess seller's interest of $45,220,000, cash deposits in collateral accounts of $45,880,000, and an interest-only strip of $19,817,000. The Company recorded a $221,582,000 valuation allowance in the second quarter ended August 31, 2000 to reduce the carrying amount of these interests to their estimated net realizable value (Note D).

     On August 16, 2000, the Company ceased its installment credit program and will no longer transfer installment accounts receivable to the Trust. The Company continued to service all accounts in the Trust until September 30, 2000.

L.   Income Taxes

     The Company made income tax payments of $5,954,000 and $281,000 during the three months ended August 31, 2000, and August 31, 1999, respectively. As of August 31, 2000, the Company has a current income tax receivable of approximately $11,681,000, which is included in other current assets on the Consolidated Balance Sheet. The Company recorded a net deferred tax asset, before a valuation allowance, of $198,156,000 for its cumulative net operating loss and other deferred items for the six months ended August 31, 2000. The Company has recorded a full valuation allowance on this net deferred tax asset as realization in future years is uncertain.

M.   Interest

     The Company made interest payments of $23,977,000 and $41,550,000 during the six months ended August 31, 2000, and August 31, 1999, respectively.

     On August 1, 2000, the Company elected to defer the scheduled August 1, 2000 interest payments on its MacSaver Financial Services 7.60% Unsecured Notes due 2007 and MacSaver Financial Services 7.88% Unsecured Notes due 2003, and the scheduled August 15, 2000 interest payment on its MacSaver Financial Services 7.40% Unsecured Notes due 2002. The related Note Indentures provided for 30-day grace periods to make the interest payments. The amount of interest deferred under these pre-petition agreements totaled $18.2 million and is presented in the Consolidated Balance Sheet under liabilities subject to compromise.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court and becomes effective. Contractual interest expense not recorded on certain pre-petition debt totaled $2.3 million for the three and six month periods ended August 31, 2000.

N.   Dividends

     On June 21, 2000, the Board of Directors voted to eliminate the quarterly dividend.

O.   Comprehensive Earnings (Loss)

     Total comprehensive earnings (loss) for the three and six month periods ended August 31, 2000 and 1999 is as follows:

                               Three Months Ended      Six Months Ended
                                    August 31,             August 31,
                                 2000        1999       2000        1999
                              --------------------   --------------------
         (Amounts in thousands)

         Net earnings (loss)  $(589,446)  $  2,842   $(604,533)  $(67,698)

         Increase (decrease) in
           unrealized gain on
           investments           (4,133)       285      (4,169)       535
                              ---------   --------   ---------   --------
         Comprehensive
           earnings (loss)    $(593,579)  $  3,127   $(608,702)  $(67,163)
                              =========   ========   =========   ========

     The difference between net loss and comprehensive loss is due to the change in the unrealized gain on investments. These consist of retained interests in securitized receivables which were reduced to zero in the current year.

P.   Earnings (Loss) Per Share

     The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                        Three Months Ended     Six Months Ended
                                             August 31,           August 31,
                                          2000      1999        2000      1999
                                        ------------------     ----------------

     (Amounts in thousands except per share data)

     Numerator:
     Earnings (loss) before
      cumulative effect of a change
      in accounting principle          $(580,029) $  2,842  $(577,102) $(67,698)
     Cumulative effect of a change
      in accounting principle             (9,417)       --    (27,431)       --
                                       ---------  --------  ---------  --------
          Net loss                     $(589,446) $  2,842  $(604,533) $(67,698)

     Denominator:
     Denominator for basic
      earnings per share -
      average common shares
      outstanding                         60,733    59,949     60,705    59,905
     Effect of potentially
      dilutive stock options                  --        37         --        --
                                         -------   -------    -------   -------
          Denominator for diluted
           earnings per share             60,733    59,986     60,705    59,905

      Basic EPS:
      Earnings (loss) before cumulative
       effect of a change in accounting
       principle                        $  (9.55) $   0.05   $  (9.51) $  (1.13)
      Cumulative effect of a change in
       accounting principle                (0.16)       --      (0.45)       --
                                        --------  --------   --------  --------
                                        $  (9.71) $   0.05   $  (9.96) $  (1.13)

      Diluted EPS:
      Earnings (loss) before cumulative
       effect of a change in accounting
       principle                        $  (9.55) $   0.05   $  (9.51) $  (1.13)
      Cumulative effect of a change in
       accounting principle                (0.16)       --      (0.45)       --
                                        --------  --------   --------  --------
                                        $  (9.71) $   0.05   $  (9.96) $  (1.13)

     Options to purchase 5,335,000 and 4,806,000 shares of common stock at prices ranging from $3.06 and $9.03 to $35.06 per share were outstanding at August 31, 2000 and August 31, 1999, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

Q.   Segment Reporting

     The Company has significant  operations aligned in three operating formats:
     Heilig-Meyers, The RoomStore, and Homemakers. As discussed in Note H, the Company sold its Berrios division on April 20, 2000. During fiscal 2000 the Company divested its Mattress Discounters and Rhodes divisions and sold the assets related to 18 stores in the Chicago and Milwaukee markets. All of the divested subsidiaries are classified as divested operations for purposes of segment reporting.

     The Company's Heilig-Meyers division is associated with the Company's historical operations. The majority of the Heilig-Meyers stores operate in smaller markets with a broad line of merchandise. The RoomStore division includes 54 stores operating primarily in Texas, Oregon, Maryland and Virginia. The Homemakers division includes three stores in the Chicago area.

     The Company evaluates performance based on earnings (loss) before interest and income taxes (based on generally accepted accounting principles). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are allocated between the divisions.

     Pertinent financial data by operating segment for the three and six month periods ended August 31, 2000 and 1999 are as follows:

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                  August 31,        August 31,
         (Amounts in thousands)                      2000              1999
                                                     ----              ----
         Revenues:
           Heilig-Meyers                         $  355,516        $  392,197
           The RoomStore                             75,387            68,701
           Homemakers                                15,682            14,515
                                                 ----------        ----------
                                                    446,585           475,413
           Divested operations                           --           124,928
                                                 ----------        ----------
             Total revenues from
              external customers                 $  446,585        $  600,341
                                                 ==========        ==========

         Earnings (loss) before interest and taxes:
           Heilig-Meyers                         $  (45,147)       $   14,158
           The RoomStore                             (1,596)            3,380
           Homemakers                                (1,646)             (951)
                                                 ----------        ----------
                                                    (48,389)           16,587
           Divested operations                           --             5,329
                                                 ----------        ----------
             Total earnings (loss)
               before interest and taxes            (48,389)           21,916

         Gain (loss) on sale of assets
           held for sale                             (4,224)           50,554
         Reorganization items                      (575,594)               --
         Interest expense, net                       (8,727)          (18,557)
                                                 ----------        ----------
             Consolidated earnings (loss)
               before provision (benefit) for
               income taxes and cumulative
               effect of a change in
               accounting principle              $ (636,934)       $   53,913
                                                 ==========        ==========

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                  August 31,        August 31,
         (Amounts in thousands)                      2000              1999
                                                     ----              ----
         Depreciation and amortization expense:
           Heilig-Meyers                         $    9,828        $   10,514
           The RoomStore                                912               757
           Homemakers                                   130                73
                                                 ----------        ----------
                                                     10,870            11,344
           Divested operations                           --             2,693
                                                 ----------        ----------
             Total depreciation and
               amortization expense              $   10,870        $   14,037
                                                 ==========        ==========

         Capital expenditures:
           Heilig-Meyers                         $    4,815        $      942
           The RoomStore                              1,796             1,960
           Homemakers                                   339             1,027
                                                 ----------        ----------
                                                      6,950             3,929
           Divested operations                           --             2,674
                                                 ----------        ----------
             Total capital expenditures          $    6,950        $    6,603
                                                 ==========        ==========


                                                 Six Months        Six Months
                                                    Ended             Ended
                                                  August 31,        August 31,
         (Amounts in thousands)                      2000             1999
                                                     ----             ----
         Revenues:
           Heilig-Meyers                         $  750,202        $  798,522
           The RoomStore                            150,580           133,062
           Homemakers                                31,416            27,744
                                                 ----------        ----------
                                                    932,198           959,328
           Divested operations                       16,934           359,954
                                                 ----------        ----------
             Total revenues from
               external customers                $  949,132        $1,319,282
                                                 ==========        ==========

         Earnings (loss) before interest and taxes:
           Heilig-Meyers                         $  (30,820)       $   37,757
           The RoomStore                                 81             6,697
           Homemakers                                (2,669)           (1,779)
                                                 ----------        ----------
                                                    (33,408)           42,675
           Divested operations                          845            13,025
                                                 ----------        ----------
             Total earnings (loss)
               before interest and taxes            (32,563)           55,700

         Gain (loss) on sale of assets
           held for sale                             (4,224)          (63,136)
         Reorganization items                      (575,594)               --
         Interest expense, net                      (20,002)          (38,292)
                                                 ----------        ----------
             Consolidated earnings (loss)
               before provision (benefit) for
               income taxes and cumulative
               effect of a change in
               accounting principle              $ (632,383)       $  (45,728)
                                                 ==========        ==========

                                                 Six Months        Six Months
                                                    Ended             Ended
                                                  August 31,        August 31,
         (Amounts in thousands)                      2000              1999
                                                     ----              ----
         Depreciation and amortization expense:
           Heilig-Meyers                         $   19,168        $   20,963
           The RoomStore                              1,819             1,503
           Homemakers                                   258               137
                                                 ----------        ----------
                                                     21,245            22,603
           Divested operations                          286             7,875
                                                 ----------        ----------
             Total depreciation and
               amortization expense              $   21,531        $   30,478
                                                 ==========        ==========

         Capital expenditures:
           Heilig-Meyers                         $    8,291        $    6,391
           The RoomStore                              2,479             3,060
           Homemakers                                   459               278
                                                 ----------        ----------
                                                     11,229             9,729
           Divested operations                           29             5,849
                                                 ----------        ----------
             Total capital expenditures          $   11,258        $   15,578
                                                 ==========        ==========

         Total identifiable assets:
           Heilig-Meyers                         $  754,401        $1,319,515
           The RoomStore                             78,546            85,567
           Homemakers                                13,264            13,616
                                                 ----------        ----------
                                                    846,211         1,418,698
           Divested operations                           --           129,503
                                                 ----------        ----------
             Total identifiable assets           $  846,211        $1,548,201
                                                 ==========        ==========

R.   MacSaver Financial Services, Inc.

     On August 16, 2000 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court ("Bankruptcy Court") for the Eastern District of Virginia, case number 00-34533 (the "Chapter 11 Case"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

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

                        MacSaver Financial Services, Inc.
                              Debtor-in-Possession
                       Summarized Statements of Operations
                             (Amounts in thousands)
                                   (Unaudited)

                                     Three Months Ended        Six Month Ended
                                          August 31,              August 31,
                                        2000       1999        2000        1999
                                    -------------------     -------------------

Net revenues                        $  55,030  $ 74,896     $ 123,436  $151,410
Operating expenses                     42,266    62,243        94,603   124,101
                                    ---------  --------     ---------  --------
   Earnings before reorganization
    items and taxes                    12,764    12,653        28,833    27,309
Reorganization expense                221,582        --       221,582        --
                                    ---------  --------     ---------  --------
   Earnings (loss) before taxes      (208,818)   12,653      (192,749)   27,309
                                    ---------  --------     ---------  --------
Net earnings (loss)                 $(199,213) $  8,244     $(188,768) $ 17,751
                                    =========  ========     =========  ========


                        MacSaver Financial Services, Inc.
                              Debtor-in-Possession
                            Summarized Balance Sheets
                             (Amounts in thousands)
                                  (Unaudited)

                                            August 31,     February 29,
                                                 2000             2000
                                           ---------------------------
Current assets                               $ 35,933         $ 53,333
Accounts receivable, net                       34,441          119,953
Retained interest in securitized
  receivables at fair value                        --          165,873
Due from affiliates                           499,457          485,639
                                             --------         --------
  Total Assets                               $569,831         $824,798
                                             ========         ========

Current liabilities                          $     16         $  5,764
Deferred income taxes                              --           12,370
Notes payable                                      --           72,257
Long-term debt                                     --          535,000
Liabilities subject to compromise             563,346               --
Stockholder's equity                            6,469          199,407
                                             --------         --------
  Total Liabilities and Equity               $569,831         $824,798
                                             ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 1 of this document, and with the audited Consolidated Financial Statements of Heilig-Meyers Company (the "Company") and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

     Certain statements included below are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the customer's willingness, need and financial ability to purchase home furnishings and related items, the Company's ability to obtain secondary sources of financing for its customers, the costs and effectiveness of promotional activities, the impact from debtor-in-possession financing, the impact from outsourcing credit operations, and lowering overhead and infrastructure costs. The Company's ability to obtain court approval for making payments relating to certain ongoing operating activities may also impact the outcome of the forward looking statements. Other factors such as changes in tax laws, consumer credit and bankruptcy trends, recessionary or expansive trends in the Company's markets, and inflation rates and regulations and laws which affect the Company's ability to do business in its markets may also impact the outcome of forward-looking statements.

     On March 24, 1999, the Company announced that a review of strategic divestiture options of all non-core operating assets was being made in order to refocus on the Company's core home furnishings operations. During the fiscal year ended February 29, 2000, the Company completed the divestiture of its Rhodes and Mattress Discounters divisions and sold the assets related to 18 stores in the Chicago and Milwaukee markets.

     This divestiture program was substantially completed on April 20, 2000 with the sale of substantially all the assets of the Company's Puerto Rican division. This division operated 33 stores under the trade name Berrios. The total estimated value of the transaction was in excess of $120.0 million, before transaction costs, including a subordinated note receivable with a face value of $18.0 million and excess working capital of approximately $12.0 million. Proceeds from the sale are subject to adjustment pending the final resolution of working capital settlement provisions. Proceeds were reduced by $4.2 million in the second quarter ended August 31, 2000 as a result of a purchase price adjustment based upon working capital accounts as of the date of sale.

     On August 1, 2000, the Company announced it would defer scheduled interest payments on certain indebtedness and would utilize the applicable grace period for these payments to evaluate the Company's strategic alternatives and its short and long term liquidity needs. The Company undertook this evaluation in view of a variety of factors, including disappointing operating results during the second quarter, increased probability that the Company's long-term senior unsecured debt rating would be further downgraded, resources needed to implement its credit and merchandise initiatives, prospects that refinancing for its long-term debt and receivable securitizations would not be available on reasonable terms, inability to obtain alternative financing sources, and potential covenant compliance issues under its pre-petition revolving credit facility resulting from accrual of severance obligations and anticipated second quarter results being below expectations. As a result of this evaluation, the Company decided to file for reorganization under Chapter 11 in order to facilitate a financial restructuring and improve its operations. As part of its evaluation, the Company concluded that its installment credit program and servicing of future installment credit accounts was not a viable portion of its business. In view of the decision to terminate its installment credit program, along with cost factors associated with operating stores in certain markets, the Company identified 302 store locations and two regional distribution centers for closure.

     On August 16, 2000 (the "Petition Date"), Heilig-Meyers Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court ("Bankruptcy Court") for the Eastern District of Virginia, case number 00-34533 (the "Chapter 11 Case"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     The Company's Consolidated Financial Statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Chapter 11 Case and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 Case. Unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders may have no value. The Company believes the Debtor-in-Possession Credit Facilities ("DIP Facilities") should provide the Company with adequate liquidity to conduct its business during the Chapter 11 proceedings. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above. The Company continues to evaluate its operations and store base in light of current and projected operating conditions and the liquidity provided by the DIP Facilities.

     Historical   business   segment   information   presented  in  management's
discussion and analysis has been restated to reflect the current operating segments.

RESULTS OF OPERATIONS

         The following table outlines the results of operations for the three and six months ended August 31 for fiscal years 2001 and 2000, and 2000 pro forma results.

(in thousands)
                            Three Months Ended           Six Months Ended
                                August 31,                   August 31,
                       --------------------------  ----------------------------
                                        Pro forma                     Pro forma
                           2000     1999     1999      2000       1999     1999
                       --------------------------  ----------------------------
Revenues:
  Sales                $373,482 $507,640 $402,337  $792,268 $1,126,133 $817,138
  Other income           73,103   92,701   82,117   156,864    193,149  166,209
                       -------- -------- --------  -------- ---------- --------
    Total revenues      446,585  600,341  484,454   949,132  1,319,282  983,347

Costs and expenses:
  Costs of sales        296,969  362,261  291,565   599,184    792,226  583,652
  Selling, general
   and administrative   180,760  192,885  152,328   344,619    424,205  311,583
  Provision for doubtful
   accounts              17,245   23,279   20,864    37,892     47,151   42,124
                      --------- -------- -------- --------- ---------- --------
    Total costs and
      expenses          494,974  578,425  464,757   981,695  1,263,582  937,359

Other income (expense):
  Interest income         2,645      839    1,994     5,339        839    3,549
  Interest expense      (11,372) (19,396) (11,254)  (25,341)   (39,131) (23,834)
  Gain (loss) on sale
    of assets held for
    sale                 (4,224)  50,554       --    (4,224)   (63,136)      --
  Reorganization items (575,594)      --       --  (575,594)        --       --
                       --------  ------- --------  -------- ---------- --------
                       (588,545)  31,997   (9,260) (599,820)  (101,428) (20,285)
Earnings (loss) before
 provision (benefit) for
 income taxes and cumulative
 effect of a change in
 accounting principle  (636,934)  53,913   10,437  (632,383)   (45,728)  25,703

Provision (benefit) for
 income taxes           (56,905)  51,071    3,749   (55,281)    21,970    9,228
                       -------- -------- --------  -------- ---------- --------
Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle             (580,029)   2,842    6,688  (577,102)   (67,698)  16,475

Cumulative effect of a
 change in accounting
 principle               (9,417)       --      --   (27,431)        --       --
                      ---------- -------- ------- ---------  --------- --------
Net earnings (loss)   $(589,446)$  2,842 $  6,688 $(604,533) $ (67,698)$ 16,475
                      ========= ======== ======== =========  ========= ========

     The unaudited pro forma amounts above give effect to divestitures made by the Company, the estimated impact of the change in accounting principle, and the reclassification of delivery and service policy revenue as described below.

     During the fiscal year ended February 29, 2000, the Company completed the divestitures of the Rhodes division, the Mattress Discounters division and 18 stores in the Chicago and Milwaukee markets and sold its interest in Guardian Products, Inc. On April 20, 2000 the sale of the Berrios division was completed. The pro forma Consolidated Statements of Operations for the three and six months ended August 31, 1999 is presented as if the divestitures that were completed during fiscal year 2000 had been completed prior to the beginning of the fiscal year. Additionally, the pro forma financial information is presented as if the Berrios divestiture had been completed on April 20, 1999. The effect of the related pro forma adjustments reduced the previously reported total revenues by $123.2 million and $338.3 million for the three and six months ended August 31, 1999, respectively. The pro forma adjustments increased the previously reported net earnings by $1.9 million and $82.8 million for the three and six months ended August 31, 1999, respectively.

     Effective March 1, 2000, the Company changed its method of accounting for revenue to record merchandise sales upon delivery to the customer. The pro forma consolidated statement of operations for the three and six months ended August 31, 1999 is prepared as if the change in accounting principle had been adopted prior to the beginning of the fiscal year. The related pro forma adjustments increased the previously reported total revenues by $9.0 million and $7.4 million for the three and six months ended August 31, 1999, respectively. The pro forma adjustments increased the previously reported net earnings by $2.0 million and $1.3 million for the three and six months ended August 31, 1999, respectively.

     The Company has also reclassified revenue generated from delivery and service policies as a component of other income rather than netted with cost of sales to be consistent with the consensus reached in Emerging Issues Task Force Issue No. 00-10. The adjustment to other income and cost of sales for this change in classification was $27.4 million and $57.1 million for the prior quarter and year to date periods, respectively. These reclassifications had no effect on previously reported net income.

     The unaudited pro forma Consolidated Statements of Operations were prepared by the management of Heilig-Meyers based upon historical and other financial information. The pro forma statements do not purport to be indicative of the results of operations which would have occurred had the dispositions or the accounting change been made prior to the beginning of the periods presented.

Revenues and Earnings

     Total revenues for the quarter ended August 31, 2000 decreased 7.8% to $446.6 million versus pro forma revenues of $484.5 million in the prior year quarter. The net loss for the quarter ended August 31, 2000, was $589.4 million or $9.71 per share versus pro forma net earnings of $6.7 million or $0.11 per share in the prior year period.

     Total revenues for the six month period ended August 31, 2000, decreased 3.5% to $949.1 million versus pro forma revenues of $983.3 million for the six months ended August 31, 1999. Including a one-time non-cash reduction in earnings of $27.4 million, or $0.45 per share, to adjust for the cumulative effect of a change in accounting principle and $575.6 million related to reorganization items, the Company incurred a net loss for the six months ended August 31, 2000 of $604.5 million or $9.96 per share. The net loss before the cumulative effect of an accounting change was $577.1 million, or $9.51 per share for the six months ended August 31, 2000, compared to pro forma net earnings of $16.5 million, or $0.28 per share in the comparable period of the prior year.

     The following table shows a comparison of sales by division:

                                      (Sales amounts in millions)

                           Three Months Ended            Six Months Ended
                                August 31,                   August 31,
                                       Pro Forma                    Pro Forma
                           2000          1999           2000           1999
                      -------------  -------------  -------------  -------------
                              % of           % of           % of           % of
                       Sales  Total   Sales  Total   Sales  Total   Sales  Total
                      -------------  -------------  -------------  -------------
Heilig-Meyers         $286.1   76.6  $322.8   80.2  $603.4   76.2  $647.1   79.2
The RoomStore           72.0   19.3    66.6   16.6   144.1   18.2   130.2   15.9
Homemakers              15.4    4.1    12.9    3.2    30.5    3.8    25.7    3.2
                       373.5  100.0   402.3  100.0   778.0   98.2   803.0   98.3
Divested operations       --     --      --     --    14.3    1.8    14.1    1.7
                      ------  -----  ------  -----  ------  -----  ------  -----
     Total            $373.5  100.0  $402.3  100.0  $792.3  100.0  $817.1  100.0
                      ======  =====  ======  =====  ======  =====  ======  =====

     Total sales for the quarter decreased 7.2% to $373.5 million compared to pro forma sales of $402.3 million in the prior year quarter. For the six month period ended August 31, 2000, sales decreased 3.0% to $792.3 million from pro forma sales of $817.1 million in the prior year period. The decrease in sales for both the three and six-month periods ended August 31, 2000 compared to the prior year periods is primarily attributable to the elimination of the Company's installment credit program on August 16, 2000 and the announcement of the plan to close approximately 302 stores and two distribution centers on that same date and decreases in comparable store sales in the Heilig-Meyers division in June and July.

     On September 13, 2000, the Bankruptcy Court approved an Interim Merchant Agreement ("the Interim Agreement") between the Company and Household Bank (SB), N.A. ("Household"), which established a new private label credit card program. The initial term of the Interim Agreement, as amended, expires on December 27, 2000. The Company and Household are currently negotiating the terms of a longer term agreement. However, the Household credit program is not expected to offer credit on the same criteria as the former installment credit program, thus management believes that for the remainder of fiscal 2001 and the first two quarters of fiscal 2002, sales in the Heilig-Meyers Furniture stores will continue to perform at lower levels than the prior year on a comparable store basis. The Company continues to pursue and evaluate opportunities to provide additional financing alternatives to its customers that would be incremental to the Household program.

     The increases in sales for the RoomStore division for the second quarter and the year-to-date period are primarily attributable to an increase of four new operating units compared to the prior year. The sales increases for the Homemakers division were primarily the result of comparable store sales growth.

     For the quarter ended August 31, 2000, other income decreased to 19.6% of sales from 20.4% of sales on a pro forma basis in the prior year quarter. For the six months ended August 31, 2000, other income decreased as a percentage of sales to 19.8% from 20.3% on a pro forma basis in the prior year period. The following table shows other income as a percentage of divisional sales:

                              Three Months Ended          Six Months Ended
                                        Pro Forma                   Pro Forma
                            August 31,  August 31,     August 31,   August 31,
                              2000        1999           2000         1999
                            ---------------------      ----------------------
Heilig-Meyers                 23.8%       24.6%          23.9%        24.5%
The RoomStore                  5.8%        3.1%           5.8%         3.3%
Homemakers                     4.6%        5.0%           4.7%         5.0%
                             ------      ------         ------       ------
                              19.6%       20.4%          19.8%        20.4%
Divested subsidiaries           --          --           18.7%        16.9%
                             ------      ------         ------       ------
Consolidated                  19.6%       20.4%          19.8%        20.3%
                             ======      ======         ======       ======

     Within the Heilig-Meyers format, other income decreased 0.8% as a percentage of sales for the quarter and 0.6% of sales year-to-date on a pro forma basis. These decreases are due to a reduction in finance income as a result of the termination of the Company's installment credit program on August 16, 2000. Going forward, management expects the termination of the installment credit program to result in a significant decline in finance income as compared to historical levels.

Costs and Expenses

     Costs of sales for the quarter ended August 31, 2000 increased to 79.5% of sales compared to 72.5% of sales on a pro forma basis in the prior year quarter. For the six month period ended August 31, 2000, cost of sales increased to 75.6% from 71.4% of sales in the prior year on a pro forma basis. The following table shows the costs of sales as a percentage of divisional sales:

                              Three Months Ended          Six Months Ended
                                        Pro Forma                   Pro Forma
                            August 31,  August 31,     August 31,   August 31,
                              2000        1999           2000         1999
                            ---------------------      ----------------------
Heilig-Meyers                 81.8%       72.7%          77.3%        71.9%
The RoomStore                 72.2%       70.9%          71.5%        69.7%
Homemakers                    71.1%       82.0%          72.5%        78.1%
                             ------      ------         ------       ------
                              79.5%       72.5%          76.0%        71.8%
Divested subsidiaries           --          --           54.3%        57.3%
                             ------      ------         ------       ------
Consolidated                  79.5%       72.5%          75.6%        71.4%
                             ======      ======         ======       ======

     The costs of sales in the Heilig-Meyers division increased 9.1% as a percentage of sales from the prior year quarter and 5.4% as a percentage of sales from the prior year-to-date percentage on a pro forma basis as a result of the loss of sales leverage on certain fixed expenses as well as increased costs primarily in the warehouse and delivery areas, a portion of which was related to higher fuel costs. The Company closed two of its distribution centers located in Hesperia, California and Thomasville, Georgia in September 2000 to more closely align its distribution infrastructure and cost with the continuing store base. The increases in the costs of sales percentages for The RoomStore division were primarily due to increases in rent and occupancy expenses. The decreases in the costs of sales percentages for the Homemakers division were primarily due to decreases in distribution and warehousing labor.

     Selling, general and administrative expenses increased to 48.4% of sales for the quarter from 37.9% of sales on a pro forma basis in the prior year quarter. For the six month period ended August 31, 2000, selling, general and administrative expenses increased to 43.5% from 38.1% of sales on a pro forma basis in the prior year period. The following table displays selling, general and administrative expenses as a percentage of the applicable division's sales:

                              Three Months Ended          Six Months Ended
                                        Pro Forma                  Pro Forma
                            August 31,  August 31,    August 31,   August 31,
                              2000        1999           2000         1999
                            ---------------------     ----------------------
Heilig-Meyers                 51.9%       40.2%          45.8%        39.9%
The RoomStore                 35.5%       27.0%          33.9%        28.9%
Homemakers                    43.4%       35.1%          41.0%        36.4%
                             ------      ------         ------       ------
                              48.4%       37.9%          43.4%        38.0%
Divested subsidiaries           --          --           47.9%        43.8%
                            ------       ------         ------       ------
Consolidated                  48.4%       37.9%          43.5%        38.1%
                            ======       ======         ======       ======

     Selling, general and administrative expenses for the Heilig-Meyers division increased 11.7% as a percentage of sales as compared to the prior year quarter and 5.9% as a percentage of sales as compared to the prior year-to-date period on a pro forma basis. As noted above, sales volume declined as a result of the termination of the installment credit program. However, substantially all of the fixed costs of administering the program continued through the end of the second quarter, resulting in a loss of sales leverage. Actions were taken in late August and in September 2000 which management believes will eliminate a significant portion of the administrative costs associated with that program. In addition, $7.9 million in severance related expense was accrued in the quarter ended August 31, 2000 related to the departure of the Company's former chairman and chief executive officer in July 2000. The RoomStore division experienced an increase of 8.5% and 5.0% in selling, general and administrative expenses as a percentage of sales as compared to the prior year quarter and year-to-date periods, respectively primarily due to increased salaries and related expenses as well as increased contract delivery. The increases in selling, general and administrative expenses in the Homemakers division are primarily due to increases in advertising and contract delivery.

     Interest expense increased to 3.0% of sales compared to 2.8% of sales in the prior year quarter on a pro forma basis. As a result of the Chapter 11 filing, the Company did not record contractual interest expense of $2.3 million for the three and six months ended August 31, 2000. For the quarter, weighted average long-term debt decreased to $429.8 million from $627.0 million in the prior year second quarter. The decrease in long-term debt levels between years is a result of the use of proceeds from divestitures to paydown long-term debt. As of August 31, 2000, $524.7 million of pre-petition long-term debt is classified as liabilities subject to compromise. Weighted average long-term interest rates decreased to 8.2% from 8.6% in the prior year. Weighted average short-term debt decreased to $16.8 million from $172.5 million in the prior year. Weighted average short-term interest rates increased to 9.2% from 7.1% in the prior year. For the six month period interest expense increased to 3.2% of sales from 2.9% of sales in the prior year on a pro forma basis.

     The provision for doubtful accounts for the second quarter of fiscal 2001 was 4.6% of sales compared to 5.2% of sales on a pro forma basis in the prior year quarter. For the six month period ended August 31, 2000, the provision decreased to 4.8% of sales from 5.2% of sales on a pro forma basis from the prior year-to-date period. For those stores offering installment credit, the provision was 6.3% and 6.5% of sales for the second quarters of fiscal years 2001 and 2000 on a pro forma basis, respectively. As noted above and in Note J to the Consolidated Financial Statements, the Company stopped extending credit under its installment credit program on August 16, 2000, and has terminated its in-house revolving credit card program as of October 18, 2000. The Company plans to liquidate the remaining installment accounts receivable and the revolving portfolios through a sale to a third party. The Company recorded a valuation allowance to reduce the carrying amount of these portfolios to their estimated net realizable values. Management expects that these portfolios will be liquidated at their net realizable values and that future bad debt expense will be substantially decreased compared to historic levels.

     Reorganization items for the period ended August 31, 2000 have been segregated from the normal results of operations and are disclosed separately. The major components are as follows:

         (in thousands)                       August 31, 2000
                                              ---------------
         Store and distribution center
            exit costs                            $ 160,308
         Credit operations exit costs               303,640
         Asset impairment                           110,145
         Professional fees                            1,501
                                                  ---------
         Total reorganization items               $ 575,594
                                                  =========

     The store and distribution center closing costs consist of estimated losses on the liquidation of inventory of $34,414,000, losses of $52,475,000 on the sale of fixed assets, $6,275,000 for severance, the write-off of excess costs over net assets acquired ("goodwill") totaling $56,722,000 associated with the planned closing of approximately 302 stores and two distribution centers, and $10,422,000 for estimated lease obligations relating to these locations.

     On September 14, 2000, the Court authorized the Company and/or its agents to conduct certain store closings and approved the Company's agreement with third parties as liquidation agents. The agents will conduct going out of business ("GOB") sales designed to liquidate the inventory and fixed assets related to approximately 300 of the stores identified for closure. The Company expects the GOB sales to be completed by the end of December 2000. Severance accruals were determined based on the Company's applicable salary continuation plan and exclude any amounts that may be payable for work performed during the GOB period including retention bonuses, if any. The amount accrued for lease obligation represents the estimated potential landlord claims as determined under the Bankruptcy Code.

     Credit operations exit costs consist primarily of valuation allowances recorded to reduce the carrying amount of the Company's retained interest in the securitization trust and owned customer accounts receivable portfolios to their net realizable values. Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and Note K in the Notes to the Consolidated Financial Statements in this Form 10-Q describe the Company's accounts receivable securitization program. The fair value of the Company's interest-only strip receivable is based on the present value of estimated future cash flows to be received by the Company in excess of contractually specified servicing fees less estimated losses. Because future cash collections will be used to pay off certificates issued by the Trust, the estimated future cash flows related to the interest-only strip have been reduced to zero. Accordingly, a charge of $19,817,000 was recorded to write-off the carrying amount of the interest only strip as of August 31, 2000. The fair value of the Company's retained interest in the Trust is based on the present value of future cash flows associated with the underlying receivables. Because the Company has discontinued its installment credit program, the underlying receivable portfolio will be liquidated by the Trust through account collections or sale of the portfolio, the proceeds of which will be used to pay off the certificates issued by the Trust. The Company's retained interest in the Trust is subordinated to all other Trust certificates. The Company believes that the amount realized from the portfolio under these circumstances will be insufficient to provide any return of investment to the Company. Thus, a full valuation allowance totaling $201,765,000 was recorded against the carrying amount of the Company's retained interest in the asset securitization Master Trust. Deferred securitization fees of $3,973,000 that were being carried on the balance sheet and amortized were also written off.

     The Company continues to carry owned accounts receivable consisting of installment accounts not transferred to the Trust and revolving accounts extended under its in-house private label program. Extension of credit was ceased under the installment program on August 16, 2000 and was ceased under the revolving program on October 18, 2000. Under a liquidation scenario, that is, the collection of the remaining balances while eliminating the customer's ability to utilize the account for future purchases, management believes the portfolio will perform substantially below historical levels. Furthermore, the Company plans to liquidate these portfolios through a sale to third parties. Based upon the liquidation scenarios, the Company recorded a $76,104,000 valuation allowance to reduce the carrying amounts to estimated net realizable value (Note J). Also included in this category is a $1,981,000 charge to reduce the carrying amount of equipment used in the credit operations to net realizable value.

     Asset impairment charges include the write-down of the Company's goodwill and other assets to their net realizable value. The Company has continually evaluated whether events and circumstances have occurred that would indicate that the remaining balance of goodwill may not be recoverable. Due to the Company's recent performance and the reorganization actions undertaken by management, the Company performed an evaluation of the carrying amount of remaining goodwill. This evaluation was based on whether the remaining goodwill was fully recoverable from projected, undiscounted future cash flows from operations of the related business units. In connection with this evaluation, the Company recorded a loss on impairment of goodwill of $83,981,000. Also, because the Company projects a significant net operating loss carryforward for income tax purposes, management expects to liquidate the Company's investment in tax-advantaged investments in low-income housing partnerships. Accordingly, a $22,800,000 valuation allowance was recorded against these investments to reduce their carrying amount to net realizable value. The Company also recorded a $3,271,000 write-down of net receivables from its credit insurance and service policy underwriter due to potential claims available to the underwriter as a result of the reorganization actions.

     The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

     The Company recorded a net deferred tax asset, before a valuation allowance, for its cumulative net operating loss and other deferred items for the six months ended August 31, 2000. The Company has recorded a full valuation allowance on the amount of the net tax asset as realization in future years is uncertain. As a result of the valuation allowance, the effective income tax rate for the second quarter of fiscal 2001 was 8.8% compared to the prior year pro forma rate of 35.9% and the prior year actual income tax rate of 94.7%. For the six-month period ended August 31, 2000, the effective tax rate was 8.4% compared to the prior year pro forma rate of 35.9%. The higher rate in the prior year is due to divestiture activity. Because the Company's tax basis in the Mattress Discounters division was minimal, the sale of the division resulted in a tax gain significantly in excess of the gain recorded for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note A to the Consolidated Financial Statements, on August 16, 2000, the Company and certain of its subsidiaries filed petitions for reorganization under Chapter 11, Title 11 of the United States Bankruptcy Code. The Company will continue to conduct business in the ordinary course as debtor-in-possession under the protection of the Bankruptcy Court.

     Requirements for the payment of unsecured debt, accounts payable and other liabilities that arose prior to the Chapter 11 filing are in most cases stayed while the Company is under the protection of the Bankruptcy Court. The
Bankruptcy Court has issued orders authorizing the payment of pre-petition and post-petition employee wages, salaries and benefits during the Chapter 11 Case.

     In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the six months ended August 31, 2000. As of August 31, 2000, long-term notes payable with an aggregate principal amount of $175 million have been issued to the public under this Registration Statement.

     As a result of losses incurred during fiscal years 2000 and 1999, the Company amended its bank debt agreements during fiscal years 2000 and 1999 in order to maintain covenant compliance.

     On May 25, 2000, the Company finalized the extension of its revolving credit facility. The extended facility provided a committed amount of $140.0 million and was set to expire in May 2001. In addition, the Company pledged, within the terms of certain other long-term debt and revolving credit agreements, certain non-inventory assets as partial security for the extended facility. The amount outstanding under this pre-petition agreement totaled $524.6 million as of August 31, 2000 and is presented in the Consolidated Balance Sheet under liabilities subject to compromise.

     On August 1, 2000, the Company elected to defer the scheduled August 1, 2000 interest payments on its MacSaver Financial Services 7.60% Unsecured Notes due 2007 and MacSaver Financial Services 7.88% Unsecured Notes due 2003, and the scheduled August 15, 2000 interest payment on its MacSaver Financial Services 7.40% Unsecured Notes due 2002. The related Note Indentures provided for 30-day grace periods to make the interest payments. The amount of interest deferred under these pre-petition agreements totaled $18.2 million and is presented in the Consolidated Balance Sheet under liabilities subject to compromise.

     On August 1, 2000, Moody's Investors Service and Standard and Poor's lowered their credit ratings on the senior unsecured debt of MacSaver Financial Services, guaranteed by the Company, to Caa1 and D from Ba2 and BB-, respectively, following the Company's announcement that it was deferring interest payments scheduled for August 1, 2000 as described above. On August 25, 2000, Moody's Investors Service further lowered its rating to Ca from Caa1 as a result of the Chapter 11 Case.

     On August 16, 2000, the Debtors entered into credit facilities totaling $215.0 million consisting of a $200.0 million DIP Revolving Credit Facility (the "Revolving Facility") and a $15.0 million DIP Term Facility (the "Term Facility") (collectively the "DIP Facilities") with Fleet Retail Finance, Inc. ("Fleet") as the administrative agent. On September 27, 2000, the Bankruptcy Court issued a final order approving a limit of $200.0 million for the Revolving Facility. Letter of Credit obligations under the Revolving Facility are limited to $50.0 million. The DIP Facilities are intended to provide the Company with the cash necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Case.

     Loans made under the Revolving Facility bear interest, at the Company's option, at a rate equal to either Fleet's prime lending rate plus 1.0% or the applicable LIBOR plus 3.0%. The Term Facility bears interest at 16.5%. The Company is required to pay an unused line fee of 0.5% on the unused portion of the Revolving Facility commitment, and a standby letter of credit fee of 3.0%. The Company paid financing fees of $4.3 million on the closing date of the DIP Facilities and $0.7 million upon issuance of the Bankruptcy Court's final order. These financing fees have been deferred and are being amortized over the life of the DIP Facilities.

     The maximum borrowings, excluding the term commitments, under the DIP Facilities are limited to 85% of eligible inventory, a percentage to be determined of eligible receivables, 60% of eligible real estate, and 25% of eligible leasehold interests (all as defined in the DIP Facilities) less applicable reserves. Availability under the DIP Facilities at August 31, 2000 was $138.1 million. The amounts borrowed as of August 31, 2000, under the
Revolving   Facility  and  the  Term  Facility   were  $0  and  $15.0   million,
respectively.

     The DIP Facilities are secured by a first lien and superpriority claim on substantially all of the assets of the Company and its subsidiaries, subject in certain cases to liens held by the pre-petition lenders on certain accounts receivable, real estate, and general intangibles. Although the DIP Facilities share their lien status, their priorities of repayment are different. In the event of a liquidation, the Revolving Facility will be repaid first from the proceeds of inventory, post-petition receivables and pledged real estate. The Term Facility will be repaid from the proceeds of (i) furniture, fixtures and equipment, and (ii) any remaining proceeds from the aforementioned Revolving Facility assets after the Revolving Facility has been paid in full. Under the DIP Facilities the Company is obligated to furnish an acceptable business plan by December 22, 2000. A minimum excess availability of $15.0 million must be maintained until the acceptance of the business plan and thereafter, the minimum excess availability will drop to the greater of $10.0 million of 10% of the borrowing base. In addition, the DIP Facilities have certain restrictive covenants limiting additional indebtedness, liens, sales of assets, and capital expenditures. The Company is currently in the process of developing the business plan to be provided to Fleet. The DIP Facilities expire on the earlier of August 16, 2002 or the date of substantial consummation of a plan of reorganization that has been confirmed pursuant to order of the Bankruptcy Court.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to the disclosure on this matter made in our Report on Form 10-K for the year ended February 29, 2000. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 29, 2000.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     As reported in its report on Form 8-K dated August 31, 2000, on August 16, 2000, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the Eastern District of Virginia in Richmond, Virginia.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

     As a result of filing the Chapter 11 Case, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to August 16, 2000, including the MacSaver Financial Services 7.60% Unsecured Notes, the MacSaver Financial Services 7.88% Unsecured Notes, and the MacSaver Financial Services 7.40% Unsecured Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company's shareholders was held June 21, 2000.

(c)(i) The shareholders approved the ratification of the selection of Deloitte and Touche LLP as accountants and auditors for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR          -          50,415,037
               AGAINST      -             189,114
               ABSTAIN      -             629,550

(c)(ii) The shareholders of the Company elected a board of nine directors for one-year terms. The elections were approved by the following vote:

              Directors                         For            Withheld
              ---------                         ---            --------
          William C. DeRusha                 49,222,397        2,011,304
          Donald S. Shaffer                  49,317,801        1,915,900
          Robert L. Burrus, Jr.              49,123,678        2,110,023
          Beverley E. Dalton                 49,306,047        1,927,654
          Benjamin F. Edwards, III           49,151,651        2,082,050
          Robert M. Freeman                  49,317,239        1,916,462
          Lawrence N. Smith                  49,299,697        1,934,004
          Eugene P. Trani                    49,299,151        1,934,550
          L. Douglas Wilder                  49,260,857        1,972,844

ITEM 5. OTHER INFORMATION

     On August 21, 2000, the New York Stock Exchange ("the Exchange") announced that trading in the Company's Common Stock would be suspended immediately and that it would move to delist the shares of the Company from the Exchange, as a result of the Company's petition for bankruptcy protection. On August 23, 2000, the Company's Common Stock began trading on the Over-The-Counter System under the ticker symbol HMYRQ, which has subsequently been changed to HMYRE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits.  See INDEX TO EXHIBITS

                  There were three Current Reports on Form 8-K filed during the quarterly period ended August 31, 2000. On July 24, 2000,
                  Registrant filed a Form 8-K in which it attached and incorporated by reference the July 24, 2000 press release issued by the Registrant announcing that Donald S. Shaffer had been appointed President and Chief Executive Officer.

                  On August 1, 2000, Registrant filed a Form 8-K in which it attached and incorporated by reference the August 1, 2000 press release issued by the Registrant announcing that the Company would defer certain interest payments scheduled for August 2000 and that the Company had engaged an investment banking firm to assist the Company in exploring strategic alternatives.

                  On August 31, 2000, Registrant filed a Form 8-K in which it announced that the Company had filed a voluntary Chapter 11 reorganization petition and that the Company had entered into a $215 million debtor-in-possession financing facility.

                                INDEX TO EXHIBITS

Exhibit
Number    Description                                                    Page
-----------------------------------------------------------------------------
10.       Material Contracts

          a. Employment Agreement dated July 21, 2000 between
             Donald S. Shaffer and Registrant.*                           35

          b. Debtor-in-Possession Credit Agreement dated as of
             August 16, 2000 among Registrant, Heilig-Meyers
             Furniture Company ("HMFC"), Heilig-Meyers Furniture
             West, Inc.("H-M Furniture"), HMY Roomstore, Inc.
             ("RoomStore"), HMY Star, Inc. ("Star"), MacSaver
             Financial Services, Inc. ("MacSaver"), the Lenders
             Party to this agreement, Fleet National Bank, Fleet
             Retail Finance Inc. ("Fleet Retail"), Back Bay
             Capital Funding, LLC, Citicorp USA, Inc. and
             FleetBoston Robertson Stephens Inc. (the "DIP
             Credit Agreement").                                         43

          c. First  Amendment to DIP Credit  Agreement  dated
             September 26, 2000 among Fleet Retail, the Lenders,
             Registrant,  HMFC, H-M Furniture, RoomStore, Star
             and MacSaver.                                              115

          d. Second  Amendment to DIP Credit Agreement dated
             October 24, 2000 among Fleet Retail, the Lenders,
             Registrant, HMFC, H-M Furniture, RoomStore, Star
             and MacSaver.                                              118

          e. Interim Merchant Agreement dated September 13, 2000
             between Household Bank (SB), N.A. and Registrant.          122

          f. Amendment to Interim Merchant Agreement dated
             November 14, 2000 between Household Bank (SB), N.A.
             and Registrant                                             137


27.       Financial Data Schedule                                       138


          *Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      November 27, 2000              /s/Paige H. Wilson
                                          --------------------------------
                                          Paige H. Wilson
                                          Executive Vice President, Chief
                                          Financial Officer
                                          (principal financial officer)

Date:      November 27, 2000              /s/Ronald L. Barden
                                          --------------------------------
                                          Ronald L. Barden
                                          Senior Vice President, Controller
                                          (principal accounting officer)