Form 10-Q
period 2000-11-30
HEILIG MEYERS CO
filed 2001-01-22
CIK 46601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              November 30, 2000              or
                               --------------------------------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 2, 2001.

        60,762,645 shares of Common Stock, $2.00 par value.

                              HEILIG-MEYERS COMPANY
                                      INDEX


                                                                    Page
                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations for
            Three Months and Nine Months Ended November 30, 2000
            and August 31, 1999                                       3

            Consolidated Balance Sheets as of November 30, 2000
            and February 29, 2000                                     5

            Consolidated Statements of Cash Flows for
            Nine Months Ended November 30, 2000 and
            November 30, 1999                                         6

            Notes to Consolidated Financial Statements                7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             20

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                               30

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         30

Item 3.     Default Upon Senior Securities                            30

Item 5.     Other Information                                         30

Item 6.     Exhibits and Reports on Form 8-K                          31

                                     PART I

                          ITEM 1.  FINANCIAL STATEMENTS

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                              Three Months Ended     Nine Months Ended
                                  November 30,          November 30,
                             -------------------   ---------------------
                                 2000      1999         2000       1999
                             -------------------   ---------------------
Revenues:
  Sales                      $ 203,701  $469,385   $  995,969 $1,595,518
  Other income                  20,631    86,133      177,495    279,283
                             ---------  --------   ----------  ---------
    Total revenues             224,332   555,518    1,173,464  1,874,801

Costs and expenses:
  Costs of sales               173,865   333,848      773,049  1,133,054
  Selling, general and
   administrative              102,050   174,360      446,669    591,586
  Provision for doubtful
   accounts                         --    27,616       37,892     74,767
                             ---------  --------   ----------  ---------
    Total costs and
      expenses                 275,915   535,824    1,257,610  1,799,407

Other income (expense):
  Interest income                2,211     1,461        7,550      2,300
  Interest expense (*)          (2,466)  (13,597)     (27,807)   (52,728)
  Gain (loss) on sale
   of assets held for
   sale                             --        --       (4,224)   (63,136)
  Reorganization items         (18,474)       --     (594,068)        --
                             ---------  --------   ----------  ---------
                               (18,729)  (12,136)    (618,549)  (113,564)

Earnings (loss) before
 provision (benefit) for
 income taxes and cumulative
 effect of a change in
 accounting principle          (70,312)    7,558     (702,695)   (38,170)
Provision (benefit) for
  income taxes                  (5,539)    2,819      (60,820)    24,789
                             ---------  --------   ----------  ---------
Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle                     (64,773)    4,739     (641,875)   (62,959)
Cumulative effect of a
  change in accounting
  principle, net of
  income taxes                      --        --      (27,431)        --
                             ---------  --------   ----------  ---------
Net earnings (loss)          $ (64,773) $  4,739   $ (669,306) $ (62,959)
                             =========  ========   ==========  =========

                               Three Months Ended     Nine Months Ended
                                  November 30,           November 30,
                              ------------------    -------------------
                                 2000      1999        2000      1999
                              -------------------   -------------------

Net earnings (loss) per share of common stock:
 Basic:
  Earnings (loss) before cumulative
   effect of a change in
   accounting principle       $  (1.07) $   0.08    $ (10.57)  $ (1.05)
  Cumulative effect of change
   in accounting principle          --        --       (0.45)       --
                              --------  --------    --------   -------
                              $  (1.07) $   0.08    $ (11.02)  $ (1.05)
                              ========  ========    ========   =======
 Diluted:
  Earnings (loss) before cumulative
   effect of a change in
   accounting principle       $  (1.07) $   0.08    $ (10.57)  $ (1.05)
  Cumulative effect of change
   in accounting principle          --        --       (0.45)       --
                              --------  --------    --------   -------
                              $  (1.07) $   0.08    $ (11.02)  $ (1.05)
                              ========  ========    ========   =======
Cash dividends per share of
  common stock                $   0.00  $   0.02    $   0.02   $  0.16
                              ========  ========    ========   =======

(*) Contractual interest for the three and nine months ended November 30, 2000 was $15,425 and $43,044, respectively. See Note B.


See Notes to Consolidated Financial Statements (Unaudited).

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except par value data)
                                   (Unaudited)

                                           November 30,     February 29,
                                               2000            2000
                                              ------          ------
ASSETS

Current assets:
  Cash                                       $   12,717      $   15,073
  Accounts receivable, net                       78,809         143,132
  Retained interest in securitized
    receivables at fair value                        --         165,873
  Inventories                                   279,430         343,750
  Other current assets                           65,632         116,792
  Net assets held for sale                           --         112,301
                                             ----------      ----------
     Total current assets                       436,588         896,921
                                             ----------      ----------

Property and equipment, net                     229,424         296,375
Other assets                                    138,728         121,464
Excess costs over net assets acquired, net           --         142,925
                                             ----------      ----------
                                             $  804,740      $1,457,685
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
  Current liabilities:
    Notes payable                            $       --      $   72,257
    Long-term debt due within
      one year                                       --             706
    DIP Facilities - Revolving Facility          14,182              --
    Accounts payable                             38,867         125,464
    Accrued expenses                             43,871         131,845
    Deferred income taxes                            --           8,269
    Deferred revenue                             34,554           2,127
                                             ----------      ----------
       Total current liabilities                131,474         340,668
                                             ----------      ----------

DIP Facilities - Term Facility                   15,000              --
Long-term debt                                       --         535,982
Deferred income taxes                                --          46,287

Liabilities subject to compromise               798,093              --

Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $10 par value                 --              --
      Common stock, $2 par value (250,000
          shares authorized; shares issued
          60,763 and 60,677, respectively)      121,525         121,354
      Capital in excess of par value            240,871         240,871
      Unrealized gain on investments                 --           4,169
      Retained earnings (deficit)              (502,223)        168,354
                                             ----------      ----------
         Total stockholders' equity (deficit)  (139,827)        534,748
                                             ----------      ----------
                                             $  804,740      $1,457,685
                                             ==========      ==========

See Notes to Consolidated Financial Statements (Unaudited).

                              HEILIG-MEYERS COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                       November 30,
                                                -------------------------
                                                   2000            1999
                                                ----------      ----------
Cash flows from operating activities:
  Net loss                                      $(669,306)      $ (62,959)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Depreciation and amortization                28,305          42,090
      Provision for doubtful accounts              37,892          74,767
      Store closing charge payments                  (557)         (1,312)
      Reorganization items                        594,068              --
      Loss, net of tax on sale of net
        assets held for sale                        4,224          78,903
      Cumulative effect of a change in
        accounting principle                       27,431              --
      Other, net                                       --             586
      Change in operating assets and
        liabilities:
           Accounts receivable                    (62,866)        (87,607)
           Retained interest in securitized
             receivables at cost                  (41,879)          5,753
           Other receivables                        9,167         (32,162)
           Inventories                             59,119         (35,038)
           Prepaid expenses                        (8,282)         16,894
           Deferred taxes                         (45,139)             --
           Accounts payable                        64,790          12,973
           Accrued expenses                       (11,543)        (29,375)
                                               ----------      ----------
              Net cash used by operating
              activities                          (14,576)        (16,487)
                                               ----------      ----------

Cash flows from investing activities:
  Proceeds from sale of subsidiaries               82,263         278,664
  Additions to property and equipment             (13,575)        (23,641)
  Disposals of property and equipment               4,989           5,491
  Proceeds from dispositions of property
    and equipment - reorganization                    462              --
  Miscellaneous investments                       (10,998)        (15,152)
                                               ----------      ----------
              Net cash provided by
              investing activities                 63,141         245,362
                                               ----------      ----------

Cash flows from financing activities:
  Net decrease in notes payable                   (32,118)       (118,728)
  Payments of long-term debt                      (12,122)       (160,756)
  Borrowings under DIP Facilities                  29,182              --
  Debt structuring costs                          (10,306)             --
  Restricted assets                               (24,454)             --
  Issuance of common stock                            111           1,632
  Dividends paid                                   (1,214)         (9,595)
                                               ----------      ----------
              Net cash used by financing
              activities                          (50,921)       (287,447)
                                               ----------      ----------

Net decrease in cash                               (2,356)        (58,572)
Cash at beginning of period                        15,073          67,254
                                               ----------      ----------
Cash at end of period                           $  12,717       $   8,682
                                               ==========      ==========

See Notes to Consolidated Financial Statements (Unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   Chapter 11 Proceedings and Basis of Presentation

     On August 16, 2000 (the "Petition Date"), Heilig-Meyers Company (the "Company") and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court ("Bankruptcy Court") for the Eastern District of Virginia, case number 00-34533 (the "Chapter 11 Case"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     On the Petition Date, the Bankruptcy Court authorized the Company to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations during its Chapter 11 Case. The Court also granted interim approval of a debtor-in-possession financing agreement ("DIP Facilities") for immediate use by the Company to continue operations, pay employees, and purchase goods and services after the Petition Date.

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

     By order of the Bankruptcy Court entered on December 11, 2000, with the consent of the Official Committee of Unsecured Creditors (the "Creditors Committee") and the Official Committee of Equity Holders (the "Equity Committee") appointed in the Chapter 11 Case, the time in which the Debtors have the exclusive right to file a Chapter 11 plan was extended until April 13, 2001 (the "Exclusivity Period"), provided, however, that beginning on January 23, 2001, either or both of the Creditors Committee and the Equity Committee can give notice to the Debtors that they no longer consent to extension of the Exclusivity Period, in which case the Debtors will need a further order from the Bankruptcy Court to retain the full measure of the Exclusivity Period.

     The Creditors Committee has filed a motion with the Bankruptcy Court to disband the Equity Committee on the primary basis that the equity interests of the Company's shareholders have no value. This motion is currently scheduled to be heard by the Bankruptcy Court on January 26, 2001.

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

     The Company's Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances, and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Chapter 11 Case and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 Case. Unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders are expected to have no value. The Company believes the DIP Facilities should provide the Company with adequate liquidity to conduct its business during the Chapter 11 Case. The Company has substantially completed an evaluation of its operations and store base in light of current and projected operating conditions and the liquidity provided by the DIP Facilities. As a result of this evaluation, the Company developed a proposed business plan designed to enable continued operations within the projected liquidity provided by the DIP Facilities. In December 2000, the DIP lenders informed the Company that the business plan was acceptable to them. However, the viability of the proposed business plan depends in part on the results of review by the Creditors Committee and the Equity Committee. That review is ongoing, and the results of the review cannot be predicted at this time. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

     The Consolidated Balance Sheet at February 29, 2000 has been derived from the audited Consolidated Financial Statements at that date. The interim financial statements as of and for the three and nine months ended November 30, 2000 are unaudited and have been prepared in accordance with regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, including normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual Consolidated Financial Statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. The results of operations for the third quarter ended November 30, 2000 are not necessarily indicative of future financial results. Amounts in the financial statements for the fiscal year ended February 29, 2000 have been reclassified to conform to the fiscal year 2001 presentation. These reclassifications had no effect on previously reported net income.

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

             (Amounts in thousands)              November 30, 2000
                                                 -----------------
             Long-term debt                           $ 524,566
             Notes payable                               49,000
             Restricted assets                          (24,454)
             Accounts payable                           151,387
             Accrued expenses                            97,594
                                                      ---------
             Total liabilities subject
                    to compromise                     $ 798,093
                                                      =========

     During the quarter ended November 30, 2000 the Company identified the following items as pre-petition liabilities and accordingly reclassified these amounts from accrued expenses to liabilities subject to compromise:
     $19.7 million for casualty insurance, $10.4 million related to potential landlord claims, $11.3 million related to pre-Chapter 11 reorganization and divestiture reserves, and $24.4 million of restricted assets related to cash received on collateralized accounts receivables.

     As a result of the Chapter 11 Case, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court and becomes effective. Contractual interest expense not recorded on certain pre-petition debt totaled $13.0 million and $15.3 million for the three and nine month periods ended November 30, 2000, respectively.

C.   Borrowings

     On May 25, 2000, the Company finalized the extension of its revolving credit facility. The extended facility provided a committed amount of $140.0 million and was set to expire in May 2001. In addition, the Company pledged, within the terms of certain other long-term debt and revolving credit agreements, certain non-inventory assets as partial security for the extended facility. The amount outstanding under this pre-petition agreement totaled $49.0 million as of November 30, 2000 and is presented in the Consolidated Balance Sheet under liabilities subject to compromise. The revolving credit facility also supports various letters of credit relating to the Company's workers' compensation obligations and certain lease agreements. The outstanding amount of letters of credits totaled $49.1 million as of November 30, 2000.

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

     On August 1, 2000, Moody's Investors Service and Standard and Poor's lowered their credit ratings on the senior unsecured debt of MacSaver Financial Services, guaranteed by the Company, to Caa1 and D from Ba2 and BB-, respectively, following the Company's announcement that it was deferring scheduled interest payments as described above. On August 25, 2000, Moody's Investors Service further lowered its rating to Ca from Caa1 as a result of the Chapter 11 Case.

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

     The maximum borrowings, excluding the term commitments, under the DIP Facilities are limited to 85% of eligible inventory, a percentage to be determined of eligible receivables, 60% of eligible real estate, and 25% of eligible leasehold interests (all as defined in the DIP Facilities) less applicable reserves. Availability under the DIP Facilities at November 30, 2000 was $103.3 million. The amounts borrowed as of November 30, 2000, under the Revolving Facility and the Term Facility were $14.2 and $15.0 million, respectively.

     The DIP Facilities are secured by a first lien and superpriority claim on substantially all of the assets of the Company and its subsidiaries, subject in certain cases to liens held by the pre-petition lenders on certain accounts receivable, real estate, and general intangibles. Although the DIP Facilities share their lien status, their priorities of repayment are different. In the event of a liquidation, the Revolving Facility will be repaid first from the proceeds of inventory, post-petition receivables and pledged real estate. The Term Facility will be repaid from the proceeds of (i) furniture, fixtures and equipment, and (ii) any remaining proceeds from the aforementioned Revolving Facility assets after the Revolving Facility has been paid in full. In December 2000, the DIP lenders accepted the Company's proposed business plan and reduced the minimum excess availability requirement from $15.0 million to the greater of $10.0 million or 10% of the borrowing base. In addition, the DIP Facilities have certain restrictive covenants limiting additional indebtedness, liens, sales of assets, and capital expenditures. The DIP Facilities expire on the earlier of August 16, 2002 or the date of substantial consummation of a plan of reorganization that has been confirmed pursuant to an order of the Bankruptcy Court.

D.   Reorganization Items

     Reorganization items for the three and nine month periods ended November 30, 2000 have been segregated from the results of normal operations and are disclosed separately. The major components are as follows:

         (Amounts in thousands)
                                   Three Months Ended         Nine Months Ended
                                   November 30, 2000          November 30, 2000
                                   -----------------          -----------------
         Store and distribution
            center exit costs              $  6,843                  $ 167,151
         Credit operations exit costs         6,609                    310,250
         Asset impairment                        --                    110,145
         Interest income                       (103)                      (103)
         Professional fees                    5,125                      6,625
                                           --------                  ---------

         Total reorganization items        $ 18,474                  $ 594,068
                                           ========                  =========

     Store and distribution center exit costs for the three months ended November 30, 2000 consist of estimated losses of $6,843,000 on the liquidation of inventory associated with the closing of 302 stores and two distribution centers. Store and distribution center exit costs for the nine months ended November 30, 2000 consist of estimated losses on the liquidation of inventory of $41,257,000, losses of $52,475,000 on the sale of fixed assets, $6,275,000 for severance, the write-off of excess costs over net assets acquired ("goodwill") totaling $56,722,000, and $10,422,000 for estimated lease obligations relating to these locations (see Note I).

     On September 14, 2000, the Court authorized the Company and/or its agents to conduct certain store closings and approved the Company's agreement with third parties as liquidation agents. The agents conducted going out of business ("GOB") sales to liquidate the inventory and fixed assets related to approximately 300 of the stores identified for closure. These GOB sales were completed by the end of December 2000. As of November 30, 2000, the Company received cash proceeds of $29,365,000 related to inventory and $462,000 related to fixed assets for these sales. Certain components of the proceeds from the GOB sales are estimated pending final analysis of all activities during the process. Severance accruals were determined based on the Company's applicable salary continuation plan. The amount accrued for lease obligations represents the estimated potential landlord claims as determined under the Bankruptcy Code.

     Credit operations exit costs consist primarily of valuation allowances recorded to reduce the carrying amount of the Company's retained interest in the securitization trust and owned customer accounts receivable portfolios to their net realizable values. Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and Note K in this Form 10-Q describe the Company's accounts receivable securitization program. The fair value of the Company's interest-only strip receivable is based on the present value of estimated future cash flows to be received by the Company in excess of contractually specified servicing fees less estimated losses. Because future cash collections will be used to pay certificates issued by the Trust, the estimated future cash flows related to the interest-only strip have been reduced to zero. Accordingly, a charge of $19,817,000 was recorded to write-off the carrying amount of the interest-only strip as of August 31, 2000. The fair value of the Company's retained interest in the Trust is based on the present value of future cash flows associated with the underlying receivables. Because the Company has discontinued its installment credit program, the underlying receivable portfolio will be liquidated by the Trust through account collections or sale of the portfolio, the proceeds of which will be used to pay the certificates issued by the Trust. The Company's retained interest in the Trust is subordinated to all other Trust certificates. The Company believes that the amount realized from the portfolio under these circumstances will be insufficient to provide any return of investment to the Company. Thus, a full valuation allowance totaling $201,765,000 was recorded against the carrying amount of the Company's retained interest in the asset securitization Master Trust. Deferred securitization fees of $3,973,000 that were being carried on the balance sheet and amortized were also written off.

     The Company continues to carry owned accounts receivable consisting of installment accounts not transferred to the Trust and revolving accounts extended under its in-house private label program. Extension of credit was ceased under the installment and revolving programs on August 16, 2000 and October 18, 2000, respectively. Under a liquidation scenario, that is, the collection of the remaining balances while eliminating the customer's ability to utilize the account for future purchases, management believes the portfolio will perform substantially below historical levels. Furthermore, the Company plans to liquidate these portfolios through a sale to third parties. Based upon the liquidation scenarios, the Company recorded a valuation allowance to reduce the carrying amounts to estimated net realizable value for the three and nine months ended November 30, 2000 of $6,207,000 and $82,311,000, respectively (see Note K). Also included in this category is a charge to reduce the carrying amount of equipment and forms used in the credit operations to net realizable value for the three and nine months ended November 30, 2000 of $402,000 and $2,384,000, respectively.

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

     The Company also realized interest income of $103,000 for the three and nine months ended November 30, 2000 on accumulated cash resulting from the Chapter 11 proceeding.

     Professional fees relate to legal, accounting, consulting and other professional services directly attributable to the Chapter 11 Case. Through November 30, 2000, the Company has made cumulative cash payments of $2,849,000 relating to charges for professional fees.

     The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

E.   Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial
     Statements." This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Effective March 1, 2000, the Company changed its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery in order to be consistent with the provisions of SAB 101. The cumulative effect of this change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that had not been delivered to the customer as of February 29, 2000. The cumulative effect of the accounting change of $27,431,000 was originally reported net of income taxes of $9,417,000 in the quarter ended May 31, 2000. The income tax effect was eliminated in the quarter ended August 31, 2000 due to changes in the Company's tax accrual discussed in Note M. As such, the cumulative effect of the accounting change decreased net income by $27,431,000 or $0.45 per share for the nine months ended November 30, 2000.

F.   Delivery and Service Revenue

     In July 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company has reclassified the revenue generated from delivery and service policies as a component of other income rather than netted with cost of sales in order to be consistent with the provisions of the EITF. Prior year amounts have been reclassified to conform to this classification. The reclassification increased other income and cost of sales by $26,614,000 and $83,744,000 for the prior quarter and year-to-date periods, respectively. These reclassifications had no effect on previously reported net income. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified these costs in costs of sales.

G.   New Accounting Standards

     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects the impact of this statement to be immaterial on the consolidated financial position or results of operations of the Company.

H.   Divestitures

     On April 20, 2000, the sale of the Berrios division was completed. The total value of the transaction was in excess of $120.0 million, before transaction costs, including a subordinated note receivable with a face value of $18.0 million and excess working capital of approximately $12.0 million. Proceeds from the sale were subject to adjustment pending the final resolution of working capital settlement provisions. Proceeds were reduced by $4.2 million in the second quarter ended August 31, 2000 as a result of a purchase price adjustment based upon working capital accounts as of the date of the sale.

     For the periods ended August 31, 1999 through May 31, 2000, assets related to the three Homemakers stores were reported as net assets held for sale. Because of the uncertainty as to whether the Company will be able to complete a sale of these assets within a reasonably short period of time, these assets have been reclassified with operating assets for the prior year period. The amount of this reclassification was $13,616,000 at February 29, 2000.

I.   Store and Distribution Center Exit Costs

     During the quarter ended August 31, 2000 the Company recorded a pre-tax reorganization charge of approximately $16,697,000 related to store and distribution center exit costs associated with the closing of 302 stores and distribution centers. Amounts charged to the provision during the three months ended November 30, 2000 are as follows:

                                                    Utilized     Remaining
                                    Reserve as      through      Reserve as
                                    of Aug. 31,     Nov. 30,     of Nov. 30,
     (Amounts in thousands,         2000            2000         2000
        unaudited)                  ------------------------------------------

     Severance                      $ 6,275         $    --      $ 6,275
     Lease & facility exit cost      10,422              --       10,422
                                    ------------------------------------------
     Total                          $16,697         $    --      $16,697
                                    ==========================================

     These amounts are classified as liabilities subject to compromise.

J.   Store Closing and Other Charges

     In the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge of approximately $25,530,000 related to specific plans to close approximately 40 Heilig-Meyers stores, downsize office and support facilities, and reorganize the Heilig-Meyers private label credit card program. Amounts charged to the provision during the nine months ended November 30, 2000 are as follows:

                                                    Utilized     Remaining
                                    Reserve as      through      Reserve as
                                    of March 1,     Nov. 30,     of Nov. 30,
     (Amounts in thousands,         2000            2000         2000
        unaudited)                  ------------------------------------------

     Severance                      $   639         $   240      $    399
     Lease & facility exit cost       1,542             317         1,225
                                    ------------------------------------------
     Total                          $ 2,181         $   557      $  1,624
                                    ==========================================

     The Company completed the store closings, office downsizing, and private label credit card program reorganization associated with this plan during fiscal 1999. The substantial majority of the remaining reserves are related to long-term lease obligations and long-term severance arrangements which will be utilized beyond fiscal 2001. These amounts are now classified as liabilities subject to compromise.

K.   Accounts Receivable and Unearned Finance Income

     See Note D for a discussion of the Company's owned accounts receivable portfolios. The valuation allowance necessary to reduce the carrying amount of these portfolios to estimated net realizable value was $114,990,000 at November 30, 2000. The allowance for doubtful accounts was $26,453,000 as of February 29, 2000. Unearned finance income was $5,437,000 and $12,266,000 at November 30, 2000, and February 29, 2000, respectively.

L.   Retained Interest in Securitized Receivables

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

     The Company, through a bankrupt-remote special purpose entity, retained the remaining undivided interests in the Trust's receivables. The total cost basis of these retained interests as of November 30, 2000 was $221,582,000, comprised of the following: contractually required seller's interest of $110,665,000, excess seller's interest of $45,220,000, cash deposits in collateral accounts of $45,880,000, and an interest-only strip of $19,817,000. The Company recorded a full $221,582,000 valuation allowance in the second quarter ended August 31, 2000 to reduce the carrying amount of these interests to their estimated net realizable value (see Note D).

     On August 16, 2000, the Company ceased its installment credit program and will no longer transfer installment accounts receivable to the Trust. The Company continued to service all accounts in the Trust until September 30, 2000. As of November 30, 2000, the Company had not recovered any of its interests in the Trust's receivables.

M.   Income Taxes

     The Company made income tax payments of $5,954,000 and $17,009,000 during the nine months ended November 30, 2000, and November 30, 1999, respectively. As of November 30, 2000, the Company has a net current income tax receivable of approximately $17,228,000, which is included in other current assets on the Consolidated Balance Sheet. The Company recorded a net deferred tax asset, before a valuation allowance, of $228,080,000 for its cumulative net operating loss and other deferred items for the nine months ended November 30, 2000. The Company has recorded a full valuation allowance on this net deferred tax asset as realization in future years is uncertain.

N.   Interest

     The Company made interest  payments of $24,613,000 and  $43,463,000  during
     the  nine  months  ended   November  30,  2000,   and  November  30,  1999,
     respectively.

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

     As a result of the Chapter 11 filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court and becomes effective. Contractual interest expense not recorded on certain pre-petition debt totaled $13.0 million and $15.3 million for the three and nine month periods ended November 30, 2000, respectively.

O.   Dividends

     On June 21, 2000, the Board of Directors voted to eliminate the quarterly dividend.

P.   Comprehensive Earnings (Loss)

     Total comprehensive earnings (loss) for the three and nine month periods ended November 30, 2000 and 1999 is as follows:

                               Three Months Ended       Nine Months Ended
                                   November 30,            November 30,
                                 2000        1999        2000        1999
                               ------------------      -------------------
         (Amounts in thousands)

         Net earnings (loss)  $ (64,733)  $  4,739    $(669,306)  $ (62,959)

         Increase (decrease) in
           unrealized gain on
           investments               --       (900)      (4,169)       (365)
                              ---------   --------    ---------   ---------

         Comprehensive
           earnings (loss)    $ (64,733)  $  3,839    $(673,475)  $ (63,324)
                              =========   ========    =========   =========

     The difference between net loss and comprehensive loss is due to the change in the unrealized gain on investments. These consist of retained interests in securitized receivables which were reduced to zero in the current year (see Note L).

Q.   Earnings (Loss) Per Share

     The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                     Three Months Ended    Nine Months Ended
                                         November 30,        November 30,
                                       2000      1999      2000      1999
                                       --------------      --------------
     (Amounts in thousands except
        per share data)

      Numerator:
       Earnings (loss) before
        cumulative effect of a change
        in accounting principle      $ (64,773)  $  4,739  $(641,875) $ (62,959)
       Cumulative effect of a change
        in accounting principle             --         --    (27,431)        --
                                     ---------   --------  ----------  --------
        Net earnings (loss)          $ (64,773)  $  4,739  $(669,306)  $(62,959)

      Denominator:
       Denominator for basic
        earnings per share -
        average common shares
        outstanding                     60,763     60,677     60,724     60,160
        Effect of potentially
         dilutive stock options             --         --         --         --
                                       -------    -------    -------    -------
        Denominator for diluted
         earnings per share             60,763     60,677     60,724     60,160

      Basic EPS:
       Earnings (loss) before
        cumulative effect of a change
        in accounting principle      $  (1.07)  $   0.08    $ (10.57)  $  (1.05)
       Cumulative effect of a change
        in accounting principle            --         --       (0.45)        --
                                     --------   --------    ---------  --------
                                     $  (1.07)  $   0.08    $ (11.02)  $  (1.05)

      Diluted EPS:
       Earnings (loss) before
        cumulative effect of a change
        in accounting principle      $  (1.07)  $   0.08    $ (10.57)  $  (1.05)
       Cumulative effect of a change
        in accounting principle            --         --       (0.45)        --
                                     --------   --------    ---------  --------
                                     $  (1.07)  $   0.08    $ (11.02)  $  (1.05)


     Options to purchase 5,235,000 and 5,266,000 shares of common stock at prices ranging from $3.06 and $5.13 to $35.06 per share were outstanding at November 30, 2000 and November 30, 1999, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

R.   Segment Reporting

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

     Pertinent financial data by operating segment for the three and nine month periods ended November 30, 2000 and 1999 are as follows:

                                                Three Months      Three Months
                                                   Ended             Ended
                                                November 30,      November 30,
     (Amounts in thousands)                         2000              1999
                                                    ----              ----
         Revenues:
            Heilig-Meyers                       $  129,455        $  423,329
            The RoomStore                           76,537            72,939
            Homemakers                              18,340            17,059
                                                ----------        ----------
                                                   224,332           513,327
            Divested operations                         --            42,191
                                                ----------        ----------
              Total revenues from
                external customers              $  224,332        $  555,518
                                                ==========        ==========

         Earnings (loss) before interest and taxes:
            Heilig-Meyers                       $  (52,357)       $   13,352
            The RoomStore                            1,133             3,481
            Homemakers                                (359)             (807)
                                                ----------        ----------
                                                   (51,583)           16,026
            Divested operations                         --             3,668
                                                ----------        ----------
              Total earnings (loss)
                before interest and taxes          (51,583)           19,694

         Reorganization items                      (18,474)               --
         Interest expense, net                        (255)          (12,136)
                                                ----------        ----------
              Consolidated earnings (loss)
                before provision (benefit) for
                income taxes and cumulative
                effect of a change in
                accounting principle            $  (70,312)       $    7,558
                                                ==========        ==========

         Depreciation and amortization expense:
            Heilig-Meyers                       $    5,898        $    9,849
            The RoomStore                              744               838
            Homemakers                                 131                41
                                                ----------        ----------
                                                     6,773            10,728
            Divested operations                         --               879
                                                ----------        ----------
              Total depreciation and
                amortization expense            $    6,773        $   11,607
                                                ==========        ==========

         Capital expenditures:
            Heilig-Meyers                       $    1,387        $    6,370
            The RoomStore                              929             1,261
            Homemakers                                   1                 9
                                                ----------        ----------
                                                     2,317             7,640
            Divested operations                         --               423
                                                ----------        ----------
              Total capital expenditures        $    2,317        $    8,063
                                                ==========        ==========

                                                Nine Months       Nine Months
                                                   Ended             Ended
                                                November 30,      November 30,
         (Amounts in thousands)                    2000              1999
                                                   ----              ----
         Revenues:
            Heilig-Meyers                       $  879,657        $1,221,851
            The RoomStore                          227,117           206,001
            Homemakers                              49,756            44,803
                                                ----------        ----------
                                                 1,156,530         1,472,655
            Divested operations                     16,934           402,146
                                                ----------        ----------
              Total revenues from
                external customers              $1,173,464        $1,874,801
                                                ==========        ==========

         Earnings (loss) before interest and taxes:
            Heilig-Meyers                       $  (83,177)       $   51,108
            The RoomStore                            1,214            10,178
            Homemakers                              (3,028)           (2,586)
                                                ----------        ----------
                                                   (84,991)           58,700
            Divested operations                        845            16,694
                                                ----------        ----------
              Total earnings (loss)
                before interest and taxes          (84,146)           75,394

         Gain (loss) on sale of assets
           held for sale                            (4,224)          (63,136)
         Reorganization items                     (594,068)               --
         Interest expense, net                     (20,257)          (50,428)
                                                ----------        ----------
              Consolidated earnings (loss)
                before provision (benefit) for
                income taxes and cumulative
                effect of a change in
                    accounting principle        $ (702,695)       $  (38,170)
                                                ==========        ==========

         Depreciation and amortization expense:
            Heilig-Meyers                       $   25,066        $   30,817
            The RoomStore                            2,563             2,341
            Homemakers                                 390               178
                                                ----------        ----------
                                                    28,019            33,336
            Divested operations                        286             8,754
                                                ----------        ----------
              Total depreciation and
                amortization expense            $   28,305        $   42,090
                                                ==========        ==========

         Capital expenditures:
            Heilig-Meyers                       $    9,678        $   11,706
            The RoomStore                            3,408             4,321
            Homemakers                                 460             1,314
                                                ----------        ----------
                                                    13,546            17,341
            Divested operations                         29             6,300
                                                ----------        ----------
              Total capital expenditures        $   13,575        $   23,641
                                                ==========        ==========

         Total identifiable assets:
            Heilig-Meyers                       $  707,354        $1,289,897
            The RoomStore                           77,866            88,577
            Homemakers                              19,520            14,489
                                                ----------        ----------
                                                   804,740         1,392,963
            Divested operations                         --           130,148
                                                ----------        ----------
              Total identifiable assets         $  804,740        $1,523,111
                                                ==========        ==========

S.   MacSaver Financial Services, Inc.

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

     MacSaver Financial Services, Inc. ("MacSaver") is the Company's wholly-owned subsidiary whose principal business activity was to obtain financing for the operations of Heilig-Meyers and its other subsidiaries, and, in connection therewith, MacSaver generally acquired and held the installment credit accounts generated by the Company's operating subsidiaries. The payment of principal and interest associated with MacSaver debt is guaranteed by the Company. The Company has not presented separate financial statements and other disclosures concerning MacSaver because management has determined that such information is not material to the holders of the MacSaver debt securities guaranteed by the Company. However, as required by the 1934 Act, the summarized financial information concerning MacSaver is as follows:

                        MacSaver Financial Services, Inc.
                              Debtor-in-Possession
                       Summarized Statements of Operations
                             (Amounts in thousands)
                                   (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                         November 30,            November 30,
                                        2000       1999        2000        1999
                                    -------------------        ----------------

Net revenues                        $   9,047  $ 68,961     $ 132,484  $220,371
Operating expenses                      7,028    66,195       101,632   190,296
                                    ---------  --------     ---------  --------
   Earnings before reorganization
    items and taxes                     2,019     2,766        30,852    30,075
Reorganization expense                     --        --       225,555        --
                                    ---------  --------     ---------  --------
   Earnings (loss) before taxes         2,019     2,766      (194,703)   30,075
                                    ---------  --------     ---------  --------
Net earnings (loss)                 $   2,019  $  1,798     $(190,722) $ 19,549
                                    =========  ========     =========  ========


                        MacSaver Financial Services, Inc.
                              Debtor-in-Possession
                            Summarized Balance Sheets
                             (Amounts in thousands)
                                   (Unaudited)

                                          November 30,     February 29,
                                                 2000             2000
                                          -----------      -----------
Current assets                               $  7,012         $ 53,333
Accounts receivable, net                       38,182          119,953
Retained interest in securitized
  receivables at fair value                        --          165,873
Due from affiliates                           542,960          485,639
                                             --------         --------
  Total assets                               $588,154         $824,798
                                             ========         ========

Current liabilities                          $     13         $  5,764
Deferred income taxes                              --           12,370
Notes payable                                      --           72,257
Long-term debt                                     --          535,000
Liabilities subject to compromise             583,626               --
Stockholder's equity                            4,515          199,407
                                             --------         --------
  Total liabilities and equity               $588,154         $824,798
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

     On August 1, 2000, the Company announced it would defer scheduled interest payments on certain indebtedness and would utilize the applicable grace period for these payments to evaluate the Company's strategic alternatives and its short and long-term liquidity needs. The Company undertook this evaluation in view of a variety of factors, including disappointing operating results during the second quarter, increased probability that the Company's long-term senior unsecured debt rating would be further downgraded, resources needed to implement its credit and merchandise initiatives, prospects that refinancing for its long-term debt and receivable securitizations would not be available on reasonable terms, inability to obtain alternative financing sources, and potential covenant compliance issues under its pre-petition revolving credit facility resulting from accrual of severance obligations and anticipated second quarter results being below expectations. As a result of this evaluation, the Company decided to file for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in order to facilitate a financial restructuring and improve its operations. As part of its evaluation, the Company concluded that its installment credit program and servicing of future installment credit accounts was not a viable portion of its business. In view of the decision to terminate its installment credit program, along with cost factors associated with operating stores in certain markets, the Company identified 302 store locations and two regional distribution centers for closure.

     On August 16, 2000 (the "Petition Date"), Heilig-Meyers Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 with the United States Bankruptcy Court ("Bankruptcy Court") for the Eastern District of Virginia, case number 00-34533 (the "Chapter 11 Case"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     By order of the Bankruptcy Court entered on December 11, 2000, with the consent of the Official Committee of Unsecured Creditors (the "Creditors Committee") and the Official Committee of Equity Holders (the "Equity Committee") appointed in the Chapter 11 Case, the time in which the Debtors have the exclusive right to file a Chapter 11 plan was extended until April 13, 2001 (the "Exclusivity Period"), provided, however, that beginning on January 23, 2001, either or both of the Creditors Committee and the Equity Committee can give notice to the Debtors that they no longer consent to extension of the Exclusivity Period, in which case the Debtors will need a further order from the Bankruptcy Court to retain the full measure of the Exclusivity Period.

     The Creditors Committee has filed a motion with the Bankruptcy Court to disband the Equity Committee on the primary basis that the equity interests of the Company's shareholders have no value. This motion is currently scheduled to be heard by the Bankruptcy Court on January 26, 2001.

     The Company's Condensed Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances, and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Chapter 11 Case and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

     At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the Chapter 11 Case. Unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders are expected to have no value. The Company believes the Debtor-in-Possession Credit Facilities ("DIP Facilities") should provide the Company with adequate liquidity to conduct its business during the Chapter 11 Case. The Company has substantially completed an evaluation of its operations and store base in light of current and projected operating conditions and the liquidity provided by the DIP Facilities. As a result of this evaluation, the Company developed a proposed business plan designed to enable continued operations within the projected liquidity provided by the DIP Facilities. In December 2000, the DIP lenders informed the Company that the business plan was acceptable to them. However, the viability of the proposed business plan depends in part on the results of review by the Creditors Committee and the Equity Committee. That review is ongoing, and the results of the review cannot be predicted at this time. In addition, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

     Historical   business   segment   information   presented  in  management's
discussion and analysis has been restated to reflect the current operating segments.

RESULTS OF OPERATIONS

     The following table outlines the results of operations for the three and nine months ended November 30, for fiscal years 2001 and 2000, and 2000 pro forma results.

(Amounts in thousands)
                          Three Months Ended            Nine Months Ended
                             November 30,                 November 30,
                          ------------------            -----------------
                                     Pro forma                        Pro forma
                        2000     1999     1999       2000       1999       1999
                        ----     ----     ----       ----       ----       ----
Revenues:
  Sales             $203,701 $469,385 $404,832 $  995,969 $1,595,518 $1,221,970
  Other income        20,631   86,133   79,618    177,495    279,283    245,827
                    -------- -------- -------- ---------- ---------- ----------
    Total revenues   224,332  555,518  484,450  1,173,464  1,874,801  1,467,797
                    -------- -------- -------- ---------- ---------- ----------

Costs and expenses:
  Costs of sales     173,865  333,848  298,167    773,049  1,133,054    888,798
  Selling,
   general and
   administrative    102,050  174,360  156,625    446,669    591,586    461,229
  Provision for
   doubtful accounts      --   27,616   25,489     37,892     74,767     67,613
                   --------- -------- -------- ---------- ---------- ----------
    Total costs and
      expenses       275,915  535,824  480,281  1,257,610  1,799,407  1,417,640

Other income (expense):
  Interest income      2,211    1,461    1,968      7,550      2,300      5,517
  Interest expense    (2,466) (13,597) (11,599)   (27,807)   (52,728)   (35,434)
  Gain (loss) on sale
    of assets held for
    sale                  --       --       --     (4,224)   (63,136)        --
  Reorganization
    items            (18,474)      --       --   (594,068)        --         --
                   ---------  ------- -------- ---------- ---------- ----------
                     (18,729) (12,136)  (9,631)  (618,549)  (113,564)   (29,917)

Earnings (loss) before
 provision (benefit)
 for income taxes and
 cumulative effect of a
 change in accounting
 principle           (70,312)   7,558   (5,462)  (702,695)   (38,170)    20,240

Provision (benefit) for
 income taxes         (5,539)   2,819   (1,933)   (60,820)    24,789      7,296
                   ---------  ------- -------- ---------- ---------- ----------

Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle           (64,773)   4,739   (3,529)  (641,875)   (62,959)    12,944

Cumulative effect of a
 change in accounting
 principle                --       --       --    (27,431)        --         --
                    -------- -------- -------- ---------- ---------- ----------
Net earnings (loss)$ (64,773)$  4,739 $ (3,529)$ (669,306)$  (62,959)$   12,944
                   ========= ======== ======== ========== ========== ==========

     The unaudited pro forma amounts above give effect to divestitures made by the Company, the estimated impact of the change in accounting principle, and the reclassification of delivery and service policy revenue as described below.

     During the fiscal year ended February 29, 2000, the Company completed the divestitures of the Rhodes division, the Mattress Discounters division and 18 stores in the Chicago and Milwaukee markets and sold its interest in Guardian Products, Inc. On April 20, 2000, the sale of the Berrios division was completed. The pro forma Consolidated Statements of Operations for the three and nine months ended November 30, 1999 is presented as if the divestitures that were completed during fiscal year 2000 had been completed prior to the beginning of the fiscal year. Additionally, the pro forma financial information is presented as if the Berrios divestiture had been completed on April 20, 1999. The effect of the related pro forma adjustments reduced the previously reported total revenues by $42.2 million and $385.6 million for the three and nine months ended November 30, 1999, respectively. The pro forma adjustments reduced the previously reported net earnings by $0.7 million for the three months ended November 30, 1999 and increased net earnings by $82.1 million for the nine months ended November 30, 1999.

     Effective March 1, 2000, the Company changed its method of accounting for revenue to record merchandise sales upon delivery to the customer. The pro forma Consolidated Statements of Operations for the three and nine months ended November 30, 1999 is prepared as if the change in accounting principle had been adopted prior to the beginning of the fiscal year. The related pro forma adjustments decreased the previously reported total revenues by $28.9 million and $21.4 million for the three and nine months ended November 30, 1999, respectively. The pro forma adjustments decreased the previously reported net earnings by $7.5 million and $6.2 million for the three and nine months ended November 30, 1999, respectively.

     The Company has also reclassified revenue generated from delivery and service policies as a component of other income rather than netted with cost of sales to be consistent with the consensus reached in Emerging Issues Task Force Issue No. 00-10. The adjustment to other income and cost of sales for this change in classification was $26.6 million and $83.7 million for the prior quarter and year-to-date periods, respectively. These reclassifications had no effect on previously reported net income.

     The unaudited pro forma Consolidated Statements of Operations were prepared by the management of Heilig-Meyers based upon historical and other financial information. The pro forma statements do not purport to be indicative of the results of operations which would have occurred had the dispositions or the accounting change been made prior to the beginning of the periods presented.

Revenues and Earnings

     Total revenues for the quarter ended November 30, 2000 decreased 53.7% to $224.3 million versus pro forma revenues of $484.5 million in the prior year quarter. The net loss for the quarter ended November 30, 2000, was $64.8 million or $1.07 per share versus pro forma net loss of $3.5 million or $0.06 per share in the prior year period.

     Total revenues for the nine month period ended November 30, 2000, decreased 20.0% to $1,173.5 million versus pro forma revenues of $1,467.8 million for the nine months ended November, 1999. Including a one-time non-cash reduction in earnings of $27.4 million, or $0.45 per share, to adjust for the cumulative effect of a change in accounting principle and $594.1 million related to reorganization items, the Company incurred a net loss for the nine months ended November 30, 2000 of $669.3 million or $11.02 per share. The net loss before the cumulative effect of an accounting change was $641.9 million, or $10.57 per share for the nine months ended November 30, 2000, compared to pro forma net earnings of $12.9 million, or $0.22 per share in the comparable period of the prior year.


     The following table shows a comparison of sales by division:


                           (Sales amounts in millions)

                           Three Months Ended             Nine Months Ended
                               November 30,                   November 30,
                                      Pro Forma                       Pro Forma
                          2000           1999           2000             1999
                     -------------  -------------  ------------- ---------------
                              % of           % of           % of            % of
                      Sales  Total   Sales  Total   Sales  Total   Sales   Total
                     -------------  -------------  ------------- ---------------
Heilig-Meyers        $117.5   57.7  $319.0   78.8  $720.9   72.4 $  966.1   79.0
The RoomStore          70.4   34.5    70.0   17.3   214.5   21.5    200.3   16.4
Homemakers             15.8    7.8    15.8    3.9    46.3    4.7     41.4    3.4
                     ------  -----  ------  -----  ------  -----  -------  -----
                      203.7  100.0   404.8  100.0   981.7   98.6  1,207.8   98.8
Divested operations      --     --      --     --    14.3    1.4     14.2    1.2
                     ------  -----  ------  -----  ------  ----- --------  -----
     Total           $203.7  100.0  $404.8  100.0  $996.0  100.0 $1,222.0  100.0
                     ======  =====  ======  =====  ======  ===== ========  =====

     Total sales for the quarter decreased 49.7% to $203.7 million compared to pro forma sales of $404.8 million in the prior year quarter. For the nine month period ended November 30, 2000, sales decreased 18.5% to $996.0 million from pro forma sales of $1,222.0 million in the prior year period. The decrease in sales for both the three and nine month periods ended November 30, 2000 compared to the prior year periods is primarily attributable to the elimination of the Company's installment credit program on August 16, 2000, the closure of 302 stores and two distribution centers and decreases in comparable store sales in the Heilig-Meyers division.

     On September 13, 2000, the Bankruptcy Court approved an Interim Merchant Agreement ("the Interim Agreement") between the Company and Household Bank (SB), N.A. ("Household"), which established a new private label credit card program. The new program became available in the Heilig-Meyers stores on October 18, 2000. The Interim Agreement, as amended, expires on January 31, 2001. The Company and Household have negotiated an agreement with an initial term of twelve months, which is subject to Bankruptcy Court approval. However, the Household credit program is not expected to offer credit on the same criteria as the former installment credit program, thus management believes that for the remainder of fiscal 2001 and the first two quarters of fiscal 2002, sales in the Heilig-Meyers Furniture stores will continue to perform at lower levels than the prior year on a comparable store basis. The Company continues to pursue and evaluate opportunities to provide additional financing alternatives to its customers that would be incremental to the Household program.

     The increases in sales for the RoomStore division for the third quarter and the year-to-date period are primarily attributable to an increase of four new operating units compared to the prior year. One store was transferred from the Heilig-Meyers division to the RoomStore division in November 2000. The sales increases for the Homemakers division were primarily the result of comparable store sales growth.

     For the quarter ended November 30, 2000, other income decreased to 10.1% of sales from 19.7% of sales on a pro forma basis in the prior year quarter. For the nine months ended November 30, 2000, other income decreased as a percentage of sales to 17.8% from 20.1% on a pro forma basis in the prior year period. The following table shows other income as a percentage of divisional sales:

                         Three Months Ended            Nine Months Ended
                                    Pro Forma                     Pro Forma
                      November 30, November 30,     November 30, November 30,
                         2000         1999             2000         1999
                      ------------------------      ------------------------
Heilig-Meyers            13.1%        24.0%            22.2%        24.3%
The RoomStore             6.3%         3.4%             5.9%         3.3%
Homemakers                5.0%         4.7%             4.8%         4.9%
                       ------       ------           ------       ------
                         10.1%        19.7%            17.8%        20.2%
Divested subsidiaries      --           --             18.7%        16.9%
                       ------       ------           ------       ------
Consolidated             10.1%        19.7%            17.8%        20.1%
                       ======       ======           ======       ======

     Within the Heilig-Meyers format, other income decreased 10.9% as a percentage of sales for the quarter and 2.1% of sales year-to-date on a pro forma basis. These decreases are due to a reduction in finance income and income from the sale of credit insurance as a result of the termination of the Company's installment credit program on August 16, 2000. Going forward, management expects the termination of the installment credit program to result in a significant decline in other income as compared to historical levels.

Costs and Expenses

     Costs of sales for the quarter ended November 30, 2000 increased to 85.4% of sales compared to 73.7% of sales on a pro forma basis in the prior year quarter. For the nine month period ended November 30, 2000, cost of sales increased to 77.6% from 72.7% of sales in the prior year on a pro forma basis. The following table shows the costs of sales as a percentage of divisional sales:

                         Three Months Ended            Nine Months Ended
                                    Pro Forma                     Pro Forma
                      November 30, November 30,     November 30, November 30,
                         2000         1999             2000         1999
                      ------------------------      ------------------------
Heilig-Meyers            95.1%        74.0%            80.2%        73.4%
The RoomStore            72.3%        70.4%            71.8%        70.0%
Homemakers               70.9%        80.1%            72.0%        78.8%
                       ------       ------           ------       ------
                         85.4%        73.7%            78.0%        73.0%
Divested subsidiaries      --           --             54.3%        57.3%
                       ------       ------           ------       ------
Consolidated             85.4%        73.7%            77.6%        72.7%
                       ======       ======           ======       ======

     The costs of sales in the Heilig-Meyers division increased 21.1% as a percentage of sales from the prior year quarter and 6.8% as a percentage of sales from the prior year-to-date percentage on a pro forma basis as a result of the loss of sales leverage on certain fixed expenses. The Company closed two of its distribution centers located in Hesperia, California and Thomasville, Georgia in September 2000 to more closely align its distribution infrastructure and cost with the continuing store base. The increases in the costs of sales percentages for The RoomStore division were primarily due to increases in rent and occupancy expenses. The decreases in the costs of sales percentages for the Homemakers division were primarily due to decreases in distribution and warehousing labor as well as decreases in rent and occupancy expenses.

     Selling, general and administrative expenses increased to 50.1% of sales for the quarter from 38.7% of sales on a pro forma basis in the prior year quarter. For the nine month period ended November 30, 2000, selling, general and administrative expenses increased to 44.8% from 37.7% of sales on a pro forma basis in the prior year period. The following table displays selling, general and administrative expenses as a percentage of the applicable division's sales:

                         Three Months Ended            Nine Months Ended
                                    Pro Forma                     Pro Forma
                      November 30, November 30,     November 30, November 30,
                         2000         1999             2000         1999
                      ------------------------      ------------------------
Heilig-Meyers            61.6%        41.4%            48.4%        39.7%
The RoomStore            33.0%        28.3%            33.6%        28.7%
Homemakers               41.0%        30.5%            41.0%        34.2%
                       ------       ------           ------       ------
                         50.1%        38.7%            44.8%        37.7%
Divested subsidiaries      --           --             47.9%        43.8%
                       ------       ------           ------       ------
Consolidated             50.1%        38.7%            44.8%        37.7%
                       ======       ======           ======       ======


     Selling, general and administrative expenses for the Heilig-Meyers division increased 20.2% as a percentage of sales as compared to the prior year quarter and 8.7% as a percentage of sales as compared to the prior year-to-date period on a pro forma basis. The sales volume decline as a result of the termination of the installment credit program and the closure of 302 stores caused fixed costs to increase as a percentage of sales compared to the prior year quarter and prior year nine month period. In addition, $7.9 million in severance related expense was accrued in the quarter ended August 31, 2000 related to the departure of the Company's former chairman and chief executive officer in July 2000. The RoomStore division experienced an increase of 4.7% and 4.9% in selling, general and administrative expenses as a percentage of sales as compared to the prior year quarter and year-to-date periods, respectively, primarily due to increased salaries and related expenses as well as increased contract delivery. The increases in selling, general and administrative expenses in the Homemakers division are primarily due to increases in advertising and contract delivery.

     Interest expense decreased to 1.2% of sales compared to 2.9% of sales in the prior year quarter on a pro forma basis. As a result of the Chapter 11 Case, the Company did not record contractual interest expense of $13.0 million and $15.3 million for the three and nine months ended November 30, 2000, respectively. For the quarter, weighted average long-term debt decreased to $15.0 million from $557.7 million in the prior year third quarter. The decrease in long-term debt levels between years is a result of the reclassification of pre-petition debt to liabilities subject to compromise. As of November 30, 2000, $524.6 million of pre-petition long-term debt is classified as liabilities subject to compromise. Weighted average long-term interest rates increased to 17.2% from 8.2% in the prior year. Weighted average short-term debt decreased to $3.6 million from $103.4 million in the prior year. As of November 30, 2000, $49.0 million of pre-petition short-term debt is classified as liabilities subject to compromise. Weighted average short-term interest rates increased to 11.4% from 7.2% in the prior year. For the nine month period interest expense decreased to 2.8% of sales from 2.9% of sales in the prior year on a pro forma basis.

     The provision for doubtful accounts for the third quarter of fiscal 2001 was 0.0% of sales compared to 6.3% of sales on a pro forma basis in the prior year quarter. For the nine month period ended November 30, 2000, the provision decreased to 3.8% of sales from 5.5% of sales on a pro forma basis from the prior year-to-date period. For those stores offering installment credit, the provision was 0.0% and 6.6% of sales for the third quarters of fiscal years 2001 and 2000 on a pro forma basis, respectively. As noted above and in Note D to the Consolidated Financial Statements, the Company stopped extending credit under its installment credit program on August 16, 2000, and terminated its in-house revolving credit card program as of October 18, 2000. The Company plans to liquidate the remaining installment accounts receivable and the revolving portfolios through a sale to a third party. The Company recorded a valuation allowance in the second quarter ended August 31, 2000 to reduce the carrying amount of these portfolios to their estimated net realizable values. Management expects that these portfolios will be liquidated at their net realizable values and that future bad debt expense will be substantially decreased compared to historical levels.

     Reorganization items for the three and nine month periods ended November 30, 2000 have been segregated from the results of normal operations and are disclosed separately. The major components are as follows:

         (Amounts in thousands)
                                   Three Months Ended         Nine Months Ended
                                   November 30, 2000          November 30, 2000
                                   -----------------          -----------------
         Store and distribution
            center exit costs             $  6,843                   $ 167,151
         Credit operations exit costs        6,609                     310,250
         Asset impairment                       --                     110,145
         Interest income                      (103)                       (103)
         Professional fees                   5,125                       6,625
                                          --------                   ---------
         Total reorganization items       $ 18,474                   $ 594,068
                                          ========                   =========

     Store and distribution center exit costs for the three months ended November 30, 2000 consist of estimated losses of $6,843,000 on the liquidation of inventory associated with the closing of 302 stores and two distribution centers. Store and distribution center exit costs for the nine months ended November 30, 2000 consist of estimated losses on the liquidation of inventory of $41,257,000, losses of $52,475,000 on the sale of fixed assets, $6,275,000 for severance, the write-off of excess costs over net assets acquired ("goodwill") totaling $56,722,000, and $10,422,000 for estimated lease obligations relating to these locations (see Note I).

     On September 14, 2000, the Court authorized the Company and/or its agents to conduct certain store closings and approved the Company's agreement with third parties as liquidation agents. The agents conducted going out of business ("GOB") sales to liquidate the inventory and fixed assets related to approximately 300 of the stores identified for closure. These GOB sales were completed by the end of December 2000. As of November 30, 2000, the Company received cash proceeds of $29,365,000 related to inventory and $462,000 related to fixed assets for these sales. Certain components of the proceeds from the GOB sales are estimated pending final analysis of all activities during the process. Severance accruals were determined based on the Company's applicable salary continuation. The amount accrued for lease obligations represents the estimated potential landlord claims as determined under the Bankruptcy Code.

     Credit operations exit costs consist primarily of valuation allowances recorded to reduce the carrying amount of the Company's retained interest in the securitization trust and owned customer accounts receivable portfolios to their net realizable values. Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and Note K in this Form 10-Q describe the Company's accounts receivable securitization program. The fair value of the Company's interest-only strip receivable is based on the present value of estimated future cash flows to be received by the Company in excess of contractually specified servicing fees less estimated losses. Because future cash collections will be used to pay certificates issued by the Trust, the estimated future cash flows related to the interest-only strip have been reduced to zero. Accordingly, a charge of $19,817,000 was recorded to write-off the carrying amount of the interest-only strip as of August 31, 2000. The fair value of the Company's retained interest in the Trust is based on the present value of future cash flows associated with the underlying receivables. Because the Company has discontinued its installment credit program, the underlying receivable portfolio will be liquidated by the Trust through account collections or sale of the portfolio, the proceeds of which will be used to pay the certificates issued by the Trust. The Company's retained interest in the Trust is subordinated to all other Trust certificates. The Company believes that the amount realized from the portfolio under these circumstances will be insufficient to provide any return of investment to the Company. Thus, a full valuation allowance totaling $201,765,000 was recorded against the carrying amount of the Company's retained interest in the asset securitization Master Trust. Deferred securitization fees of $3,973,000 that were being carried on the balance sheet and amortized were also written off.

     The Company continues to carry owned accounts receivable consisting of installment accounts not transferred to the Trust and revolving accounts extended under its in-house private label program. Extension of credit was ceased under the installment and revolving programs on August 16, 2000 and October 18, 2000, respectively. Under a liquidation scenario, that is, the collection of the remaining balances while eliminating the customer's ability to utilize the account for future purchases, management believes the portfolio will perform substantially below historical levels. Furthermore, the Company plans to liquidate these portfolios through a sale to third parties. Based upon the liquidation scenarios, the Company recorded a valuation allowance to reduce the carrying amounts to estimated net realizable value for the three and nine months ended November 30, 2000 of $6,207,000 and $82,311,000, respectively (see Note
K). Also included in this category is a charge to reduce the carrying amount of equipment and forms used in the credit operations to net realizable value for the three and nine months ended November 30, 2000 of $402,000 and $2,384,000, respectively.

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

     The Company also realized interest income of $103,000 for the three and nine months ended November 30, 2000 on accumulated cash resulting from the Chapter 11 proceeding.

     Professional fees relate to legal, accounting, consulting and other professional services directly attributable to the Chapter 11 Case. Through November 30, 2000, the Company has made cumulative cash payment of $2,849,000 relating to charges for professional fees.

     The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

     The Company recorded a net deferred tax asset, before a valuation allowance, for its cumulative net operating loss and other deferred items for the nine months ended November 30, 2000. The Company has recorded a full valuation allowance on the amount of the net tax asset as realization in future years is uncertain. A $5.5 million benefit for income taxes was recorded in the third quarter ended November 30, 2000 based upon tax returns filed for fiscal year 2000. As a result of the valuation allowance, the effective income tax rate for the third quarter of fiscal 2001 was 7.9% compared to the prior year pro forma rate of 35.4% and the prior year actual income tax rate of 37.3%. For the nine-month period ended November 30, 2000, the effective tax rate was 8.3% compared to the prior year pro forma rate of 36.0%. For the nine months ended November 30, 1999, divestiture activity caused the provision for income taxes to be an expense of $24.8 million on a pre-tax loss of $38.2 million. Because the Company's tax basis in the Mattress Discounters division was minimal, the sale of the division resulted in a tax gain significantly in excess of the gain recorded for financial reporting purposes.


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

     In June 1997, the Company and a wholly-owned subsidiary filed a joint Registration Statement on Form S-3 with the Securities and Exchange Commission relating to up to $400.0 million aggregate principal amount of securities. There were no issuances of debt pursuant to the joint Registration Statement during the nine months ended November 30, 2000. As of November 30, 2000, long-term notes payable with an aggregate principal amount of $175 million have been issued to the public under this Registration Statement.

     As a result of losses incurred during fiscal years 2000 and 1999, the Company amended its bank debt agreements during fiscal years 2000 and 1999 in order to maintain covenant compliance.

     On May 25, 2000, the Company finalized the extension of its revolving credit facility. The extended facility provided a committed amount of $140.0 million and was set to expire in May 2001. In addition, the Company pledged, within the terms of certain other long-term debt and revolving credit agreements, certain non-inventory assets as partial security for the extended facility. The amount outstanding under this pre-petition agreement totaled $49.0 million as of November 30, 2000 and is presented in the Consolidated Balance Sheet under liabilities subject to compromise. The revolving credit facility also supports various letters of credit relating to the Company's workers' compensation obligations and certain lease agreements. The outstanding amount of letters of credits totaled $49.1 million as of November 30, 2000.

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

     On August 1, 2000, Moody's Investors Service and Standard and Poor's lowered their credit ratings on the senior unsecured debt of MacSaver Financial Services, guaranteed by the Company, to Caa1 and D from Ba2 and BB-, respectively, following the Company's announcement that it was deferring scheduled interest payments as described above. On August 25, 2000, Moody's Investors Service further lowered its rating to Ca from Caa1 as a result of the Chapter 11 Case.

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

     The maximum borrowings, excluding the term commitments, under the DIP Facilities are limited to 85% of eligible inventory, a percentage to be determined of eligible receivables, 60% of eligible real estate, and 25% of eligible leasehold interests (all as defined in the DIP Facilities) less applicable reserves. Availability under the DIP Facilities at November 30, 2000 was $103.3 million. The amounts borrowed as of November 30, 2000, under the Revolving Facility and the Term Facility were $14.2 and $15.0 million, respectively.

     The DIP Facilities are secured by a first lien and superpriority claim on substantially all of the assets of the Company and its subsidiaries, subject in certain cases to liens held by the pre-petition lenders on certain accounts receivable, real estate, and general intangibles. Although the DIP Facilities share their lien status, their priorities of repayment are different. In the event of a liquidation, the Revolving Facility will be repaid first from the proceeds of inventory, post-petition receivables and pledged real estate. The Term Facility will be repaid from the proceeds of (i) furniture, fixtures and equipment, and (ii) any remaining proceeds from the aforementioned Revolving Facility assets after the Revolving Facility has been paid in full. In December 2000, the DIP lenders accepted the Company's proposed business plan and reduced the minimum excess availability requirement from $15.0 million to the greater of $10.0 million or 10% of the borrowing base. In addition, the DIP Facilities have certain restrictive covenants limiting additional indebtedness, liens, sales of assets, and capital expenditures. The DIP Facilities expire on the earlier of August 16, 2002 or the date of substantial consummation of a plan of reorganization that has been confirmed pursuant to order of the Bankruptcy Court.

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

     By order of the Bankruptcy Court entered on December 11, 2000, with the consent of the Official Committee of Unsecured Creditors (the "Creditors Committee") and the Official Committee of Equity Holders (the "Equity Committee") appointed in the Chapter 11 Case, the time in which the Debtors have the exclusive right to file a Chapter 11 plan was extended until April 13, 2001 (the "Exclusivity Period"), provided, however, that beginning on January 23, 2001, either or both of the Creditors Committee and the Equity Committee can give notice to the Debtors that they no longer consent to extension of the Exclusivity Period, in which case the Debtors will need a further order from the Bankruptcy Court to retain the full measure of the Exclusivity Period.

     The Creditors Committee has filed a motion with the Bankruptcy Court to disband the Equity Committee on the primary basis that the equity interests of the Company's shareholders have no value. This motion is currently scheduled to be heard by the Bankruptcy Court on January 26, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.  See INDEX TO EXHIBITS

         (b) Reports on Form 8-K

          The Company filed one Current Report on Form 8-K during the quarterly period ended November 30, 2000. On September 12, 2000, Registrant filed a Form 8-K in which it attached and incorporated by reference the September 12, 2000 press release issued by the Registrant announcing that the Bankruptcy Court had approved (i) the Company's plan to outsource its customer credit program and (ii) the Company's proposed liquidation program for stores identified by the Company for closure.


                                INDEX TO EXHIBITS

Exhibit
Number       Description                                             Page
------       -------------------------------------------------------------
10.          Material Contracts

             Second Amendment to Interim Merchant Agreement
             dated December 21, 2000 between Household
             Bank (SB), N.A. and Registrant.                          33

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Heilig-Meyers Company
                                          (Registrant)



Date:      January 22, 2001               /s/Paige H. Wilson
                                          ------------------------------
                                          Paige H. Wilson
                                          Executive Vice President, Chief
                                          Financial Officer
                                          (principal financial officer)

Date:      January 22, 2001               /s/Ronald L. Barden
                                          ------------------------------
                                          Ronald L. Barden
                                          Senior Vice President, Controller
                                          (principal accounting officer)